Form 10-Q
period 1996-10-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1996-12-16
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

                                    OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(b)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.  333-5495

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
        (Exact name of registrant as specified in its charter)


        DELAWARE                                       51-0374596
(State of Incorporation)               (I.R.S. Employer Identification No.)

                       Kungsgatan 12-14, Box 7733
                        103 95 Stockholm, Sweden
                (Address of principal executive offices)
                               (Zip Code)

Registrant's telephone number, including area code: (011)(468) 676-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   [ ]               NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class:                                   Outstanding October 31, 1996:

Common Stock ($.01 par value)                      15,606,053 shares
Class B Common Stock ($.01 par value)              12,088,200 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                 (in thousands, except per share figures)

                                             10/31/96          4/30/96
                                            -----------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                $20,925        $   558
    Accounts receivable, less allowance
      for doubtful accounts of $272
      and $321 at October 31, 1996 and
      April 30, 1996, respectively            10,538         13,067
    Accrued receivables                          542          1,190
    Prepaid expenses                           1,461          1,160
    Net assets of discontinued operations      1,426          1,111
    Income taxes receivable                       28             48
Other current assets                             326            169
                                              ------         ------
  Total current assets                        35,246         17,303
Non-current assets:
Property and equipment, net                    2,335          1,873
Deferred income taxes                          2,786          1,988
Other non-current assets                         249            160
                                               -----          -----
  Total non-current assets                     5,370          4,021
                                               -----          -----

Total Assets                                 $40,616        $21,324
                                             =======        =======

LIABILITIES AND SHAREHOLDERS EQUITY

Short term borrowings                        $     0        $ 7,424
Current portion of capital
 lease obligations                               414            251
Accounts payable                               2,067          1,464
Accrued expenses and other
 current liabilities                           1,934          3,777
Accrued payroll and employee benefits          2,633          3,365
Deferred revenue                               2,461          2,386
                                              ------         ------
  Total current liabilities                    9,509         18,667
                                              ------         ------
Long-term liabilities:
Capital lease obligations                        883            624
Accrued pensions liability                     1,768          1,482
Deferred income taxes                              4             49
                                               -----          -----
Total long-term liabilities                    2,655          2,155
                                               -----          -----
  Total liabilities                          $12,164        $20,882
                                             =======        =======

Shareholders' equity:
    Convertible Preferred Stock;
     $.01 par value; 15,000,000
     shares authorized; 14,630,250
     and 0 shares issued and out-
     standing at April 30, 1996 and
     October 31, 1996, respectively          $              $   146
    Common Stock; voting, $.01 par value;
     35,000,000 and 62,500,000 shares
     authorized at April 30, 1996 and
     October 31, 1996, respectively;
     9,480,003 and 15,606,053 shares
     issued and outstanding at April 30,
     1996 and October 31, 1996, respectively     156             94
    Class B Common Stock; non-voting,
     $.01 par value; 12,500,000 shares
     authorized; 384,000 and 12,088,200
     shares issued and outstanding at
     April 30, 1996 and October 31, 1996,
     respectively                                121              4
    Additional paid-in capital                43,823         15,323
    Accumulated deficit                      (11,383)       (10,870)
    Cumulative translation adjustment         (1,639)        (1,569)
    Note receivable from stockholders         (2,626)        (2,626)
                                             -------        -------
       Total shareholders' equity             28,452            502
                                             -------        -------
Total Liabilities and Shareholders' equity   $40,616        $21,324
                                             ========       =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)
                                                THREE MONTHS ENDED
                                          10/31/96           10/31/95
                                      __________________ __________________
Revenues
    Licenses                                 $ 4,836     $ 1,536
    Service and maintenance                    7,875       5,770
    Other                                        793         506
                                             -------     -------
      Total revenues                          13,504       7,812
                                             -------     -------
Cost of revenues:
    Licenses                                     653         152
    Service and maintenance                    5,741       3,908
    Other                                        404         369
                                             -------     -------
      Total cost of revenues                   6,798       4,429
                                             -------     -------
Gross profit                                   6,706       3,383
                                             -------     -------
Operating expenses:
    Product development                        2,624       1,557
    Sales and marketing                        2,782       1,629
    General and administrative                 1,084         907
                                             -------     -------
      Total operating expenses                 6,490       4,093
                                             -------     -------
Income (loss) from operations                    216        (710)

Other income (expense):
    Interest income                               88           0
    Interest expense                            (103)       (196)
    Miscellaneous expense                       (104)        258
                                             -------     -------
Income (loss) from continuing operations
    before income taxes                           97        (648)
Benefit for income taxes                         (87)       (301)
                                             -------     -------
Income (loss) from continuing operations         184        (347)
Income (loss) from discontinued operations       365         134
                                             -------     -------

Net income (loss)                            $   549     $  (213)
                                             =======     =======

Earnings per share                           $  0.02
                                             =======
Weighted average number of
 shares outstanding                       25,568,000
                                          ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES


              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)

                                                SIX MONTHS ENDED
                                          10/31/96           10/31/95
                                      __________________ __________________
Revenues
    Licenses                                 $ 7,132     $ 1,733
    Service and maintenance                   14,654      10,042
    Other                                        935         762
                                             -------     -------
      Total revenues                          22,721      12,537
                                             -------     -------
Cost of revenues:
    Licenses                                     753         155
    Service and maintenance                   10,819       7,487
    Other                                        500         573
                                             -------     -------
      Total cost of revenues                  12,072       8,215
                                             -------     -------
Gross profit                                  10,649       4,322
                                             -------     -------
Operating expenses:
    Product development                        4,580       2,925
    Sales and marketing                        5,375       3,014
    General and administrative                 2,070       1,735
                                             -------     -------
      Total operating expenses                12,025       7,674
                                             -------     -------
Income (loss) from operations                 (1,376)     (3,352)

Other income (expense):
    Interest income                              101           4
    Interest expense                            (230)       (385)
    Miscellaneous expense                       (167)        242
                                             -------     -------
Income (loss) from continuing operations
    before income taxes                       (1,672)     (3,491)
Benefit for income taxes                        (792)       (865)
                                             -------     -------
Income (loss) from continuing operations        (880)     (2,626)
Income (loss) from discontinued operations       367          56
                                             -------     -------
Net income (loss)                            $  (513)    $(2,570)
                                             =======     =======

Earnings per share                           $ (0.02)
                                             =======
Weighted average number of
 shares outstanding                       25,035,000
                                          ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)

                                                 SIX MONTHS ENDED
                                              10/31/96       10/31/95
                                            -----------     -----------
Cash flows from operating activities:
Net loss                                     $  (513)    $(2,570)
                                             -------     -------
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
    Depreciation and amortization                462         371
    Provision for doubtful accounts              (63)        (16)
    Deferred income taxes                       (747)       (225)
    (Gain) loss on disposal of plant
      Property and equipment                      (2)          0
    Write-down on plant and equipment              3           0
    Changes in operating assets
     and liabilities:
      Accounts receivable                      3,064       2,025
      Accrued receivables and
        prepaid expenses                         454       1,539
      Income taxes                                22        (357)
      Other assets                              (231)       (184)
      Accounts payable                           929        (686)
      Accrued expenses and other
        current liabilities                   (2,379)        (21)
      Accrued payroll, employee benefits
        and deferred revenue                    (910)       (630)
      Accrued pensions liability                 217         (11)
                                             -------     -------
      Net cash provided by continuing
        operations                               306        (765)
      Net assets of discontinued
      operations                                (265)        (75)
                                             -------     -------
        Net cash provided by operating
        activities                                41        (840)
                                             -------     -------

Cash flows from investing activities:
      Additions to property and equipment       (435)       (185)
      Proceeds from sale of property
      and equipment                                7           7
                                             -------     -------
          Net cash flows used in investing
            activities                          (428)       (178)
                                             -------     -------

Cash flows from financing activities:
      Net borrowings (payments) under
        lines of credit                       (7,764)      2,848
      (Payments) on short-term borrowings        (97)     (2,841)
      Principal payments on capital
        lease obligations                       (190)        (70)

      Issuance of shares                      28,532       1,225
      Other                                      250        (296)
                                             -------     -------
      Net cash flows used in financing
      activities                              20,731         866
                                             -------     -------

Translation differences on cash and
 cash equivalents                                 23           8
                                             -------     -------

Net increase (decrease) in cash and
 cash equivalents                            $20,367       ($144)
                                             =======     =======

Cash and cash equivalents at beginning
 of period                                   $   558     $   160
Cash and cash equivalents at end             -------     -------
 of period                                   $20,925     $    16
                                             -------     -------
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
      Interest                               $   305      $  388
                                             -------     -------
      Income taxes                           $     4      $    0
                                             -------     -------

The accompanying notes are an integral part of the condensed consolidated financial statements.



                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurr-ing adjustments) considered necessary for a fair presentation of the Company's financial condition at October 31, 1996 and the results of operations and cash flows for the six months ended October 31, 1995 and 1996. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as presented in the registration statement for the Company's initial public offering dated September 25, 1996. Results of operations and cash flows for the period ending October 31, 1996 are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 1997 or any other future period.

2.  Net Loss per Share

    For the three and six months ended October 31, 1996 net loss per share was based on the weighted average number of shares of stock outstanding during the period. The Company's common stock equivalents have an anti-dilutive effect on the net loss per share and, therefore, have not been used in determining the total weighted average number of shares outstand-ing. Historical net loss per share data has not been presented as such information is not considered to be relevant or meaningful.

3.  Accrued Expenses and Other Current Liabilities


                              October 31, 1996    April 30, 1996
                              ----------------    --------------
                                (unaudited)
                                        (in thousands)
Accrued purchases             $  960              $1,731
Accrued royalty                  300               1,372
Accrued for contract loss                            237
Accruals for contract
 expenses                        151                 153
Value-added tax                   65                 131
Other                            458                 153
                              ------              ------
                              $1,934              $3,777
                              ======              ======

    The accrual for contract loss relates to a reserve for obsolete soft-ware that was part of an operating lease contract for computer hardware. The amount accrued represents the software portion of the future minimum lease payments based on the fair value of the software in relation to the fair value of both the hardware and software provided under the total lease contract. Accruals for contract expenses are primarily license fees to third parties for software included in the sale of System ESS.

4.  Accrued Payroll and Employee Benefits

                              October 31, 1996      April 30, 1996
                              ----------------      --------------
                                 (unaudited)
                                     (in thousands)
Accrued commissions           $  408              $  776
Accrued payroll taxes            666                 960
Accrued vacation pay             549                 750
Accrued salaries and bonus     1,010                 879
                              ------              ------
                              $2,633              $3,365
                              ======              ======

5.  Income Taxes

    For the three and six month periods ended October 31, 1995 and 1996, a deferred tax asset was recognized relating to the Company's net operating loss for the period. At October 31, 1996, the Company had approximately $5.6 million of gross deferred tax assets comprised primarily of net operating loss carryforwards in Sweden. During the three and six month periods ended October 31, 1995 and 1996, the Company reduced its valuation allowance relating to its net operating loss carryforwards based upon evidence indicating an increased likelihood of the utilization of such net operating loss carryforwards in offsetting future tax expense. Estimated future earnings necessary to fully realize the net deferred tax asset are $9.95 million. Such earnings are forecasted to be realized within approxi-mately three years. There can be no assurance that future earnings, if any, will meet currently forecasted levels; however it is management's opinion that the realization of such earnings in the future is more likely than not.

6.  Stock Options

    Under the Industri-Matematik International Corp. Stock Option Plan, 205,000 options were granted during the six months ended October 31, 1996, 85,000 of which were previously issued options which were cancelled and reissued. All options were issued or reissued at an exercise price of $9.00 per share of Common Stock, which was equal to the estimated fair market value at the date of grant.

7.  Stockholder's Equity

    During the quarter ended October 31, 1996, the Company completed an initial public offering of 3,200,000 shares of Common Stock at an offering price of $10.00 per share. The net proceeds, after underwriting discounts and offering expenses payable by the Company, were approximately $28.5 million. A portion of the proceeds was used to pay off short-term bor-rowings. Upon the completion of the Company's initial public offering, in accordance with the Restated Certificate of Incorporation of the Company then in effect, all of the Company's Convertible Preferred Stock out-standing as of that date was converted 20% to Common Stock and 80% Class B Common Stock.

PAGE

ITEM 2.
                 INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                            AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regard-ing continued market acceptance of new products and product enhancements, delays in the introduction of new products and product enhancements, and risks associated with managing the Company's rapid growth, as well as factors discussed in the Company's Prospectus dated September 25, 1996, relating to the initial public offering of its Common Stock.

Overview.

    The Company develops, markets and supports client/server application software that enables manufacturers, distributions, wholesalers, and third-party logistics companies to manage more effectively the "demand chain". Demand chain management encompasses the execution of multiple customer-centric order fulfillment processes, including order management, dis-tribution logistics, inventory replenishment, and demand planning. The Company's principal product, System ESS, has been designed specifically to meet complex or high-volume demand chain management requirements of large manufacturers, distributors, wholesalers, and third-party logistics companies. System ESS allows customers to leverage the value of their existing systems by integrating with legacy and new client/server manu-facturing, planning, and financial information systems.

Results of Operations

    The following table sets forth, for the periods indicated, the per-centages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.


                                 SIX MONTHS ENDED       THREE MONTHS ENDED
                                    October 31,             October 31,
                                 ----------------       ------------------
                                 1996        1995       1996        1995

Revenues:
  Licenses                        31.4%       13.8%      35.8%      19.7%
  Service and maintenance         64.5        80.1       58.3       73.8
  Other                            4.1         6.1        5.9        6.5
                                 -----       -----      -----      -----
    Total revenues               100.0%      100.0%     100.0%     100.0%
                                 =====       =====      =====      =====

Cost of revenues:
  Licenses                         3.3%        1.2%       4.8%       1.9%
  Service and maintenance         47.6        59.7       42.5       50.0
  Other                            2.2         4.6        3.0        4.8
                                 -----       -----      -----      -----
    Total cost of revenues        53.1        65.5       50.3       56.7
                                 -----       -----      -----      -----
    Gross profit                  46.9        34.5       49.7       43.3
                                 -----       -----      -----      -----
Operating expenses:
  Product Development             20.2        23.3       19.4       19.9
  Sales and marketing             23.7        24.0       20.6       20.9
  General & administrative         9.1        13.8        8.0       11.6
                                 -----       -----      -----      -----
    Total operating expenses      53.0        61.1       48.0       52.4
                                 -----       -----      -----      -----
  Income (loss) from operations   (6.1)      (26.6)       1.7      ( 9.1)
                                 -----       -----      -----      -----
Other income (expenses):
  Interest income                  0.4         0.0        0.7        0.0
  Interest expense                (1.0)       (3.1)      (0.8)      (2.5)
  Miscellaneous expense           (0.7)        1.9       (0.8)       3.3
                                 -----       -----      -----      -----
Income (loss) from continuing
 operations before income taxes   (7.4)      (27.8)       0.8       (8.3)
Benefit for income taxes          (3.5)       (6.9)      (0.6)      (3.9)
                                 -----       -----      -----      -----
Income (loss) from continuing
 operations                       (3.9)      (20.9)       1.4       (4.4)
Income (loss) from discontinued
 operations                        1.6         0.4        2.7        1.7
                                 -----       -----      -----      -----
   Net Income (loss)              (2.3%)     (20.5%)      4.1%      (2.7%)
                                 =====       =====      =====      =====

REVENUES

    The Company's revenues consist of software license revenues, service and maintenance revenues, and other revenues. Software license revenues consist of sales of software licenses which are recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remain outstanding, amounts are due within one year and collection is considered probable by management. Service revenues are derived from fees for consulting, training, and client-specific development services and are recognized as services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the main-tenance period. Payments for maintenance fees are generally made in advance. Other revenues are primarily third-party hardware sales necessary to help certain customers implement System ESS.

    Total revenues increased 72.9% to $13.5 million in the quarter ended October 31, 1996 from $7.8 million in the quarter ended October 31, 1995. In the first six months of fiscal 1997, total revenues increased 81.2% to $22.7 million from $12.5 million in the first six months of fiscal 1996. The Company currently derives substantially all of its revenues from System ESS licenses and related service and maintenance. As a result of the Company's dependence on the continued market acceptance of System ESS, there can be no assurance that total revenues will continue to grow at the rates experienced in prior periods, if at all.


    The Company's U.S. revenues were approximately 46% and 26% of total revenues in the quarters ended October 31, 1996 and 1995, respectively. U.S. revenues were approximately 38% and 26% of total revenues in the first six months of fiscal 1997 and fiscal 1996, respectively. The significant increase in U.S. revenues in fiscal 1997 from 1996 is primarily due to the expansion of the Company's U.S. sales and services operations in the 12 months ended October 31, 1996.

    License Revenues. Revenues from software licenses increased 214.8% to $4.8 million in the quarter ended October 31, 1996 from $1.5 million in the quarter ended October 31, 1995. In the first six months of fiscal 1997, revenues from software licenses increased 311.5% to $7.1 million from $1.7 million in the first six months of fiscal 1996. The significant increase in software license revenues was due primarily to the growing market acceptance of System ESS and the expansion of the Company's sales and marketing organizations in the U.S. and Europe.

    Service and Maintenance Revenues. Revenues from service and main-tenance increased 36.5% to $7.9 million in the quarter ended October 31, 1996 from $5.8 million in the quarter ended October 31, 1995. In the first six months of fiscal 1997, revenues from service and maintenance increased 45.9% to $14.7 million from $10.0 million in the first six months of fiscal 1996. The increase in the absolute dollar amounts of service and main-tenance revenues was related primarily to an increase in the number of System ESS licenses sold during fiscal 1997 from fiscal 1996 and a signifi-cant expansion of the Company's consulting organization in the U.S. and Europe. The increase in service and maintenance revenues is lower than the increase in license revenues as a result of the Company's use, where advan-tageous, of third-party consultants to provide services to the Company's customers as well as the fact that service and maintenance revenues are not necessarily proportional to license revenues. Service and maintenance revenues as a percentage of total revenues have decreased to 58.3% in the quarter ended October 31, 1996 from 73.9% in the quarter ended October 31, 1995 and have decreased to 64.5% in the first six months of fiscal 1997 from 80.1% in the first six months of fiscal 1996.

     Other Revenues. Other revenues are primarily third-party hardware sales to help certain customers implement System ESS. Other revenues increased 56.7% to $793,000 in the quarter ended October 31, 1996 from $506,000 in the quarter ended October 31, 1995. In the first six months of fiscal 1997, other revenues increased 22.7% to $935,000 from $762,000 in the first six months of fiscal 1996. Other revenues as a percentage of total revenues decreased to 5.9% in the quarter ended October 31, 1996 from 6.1% in the quarter ended October 31, 1995 and decreased 4.1% in the first six months of fiscal 1997 from 6.5% in the first six months of fiscal 1996. The decrease in other revenues as a percentage of total revenues reflects a reduction by the Company in its efforts to provide third-party hardware and support.

Cost of Revenues

    Cost of License Revenues. Cost of software licenses consists primarily of license fees paid with respect to third-party software. Cost of license revenues was $653,000 and $152,000 in the quarters ended October 31, 1996 and 1995, representing 13.5% and 9.9% of license revenues, respectively. Cost of license revenues was $753,000 and $155,000 in the first six months of fiscal 1997 and 1996, representing 10.6% and 8.9% of license revenues, respectively. The increases in cost of license revenues both in absolute dollar amounts and as a percentage of license revenues were primarily due to the license fees paid to a third-party vendor during the period.

    Cost of Service and Maintenance Revenues. Cost of services and main-tenance consists primarily of costs associated with consulting, imple-mentation, and training services and, occasionally, the use by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of service and maintenance revenues also in-cludes the cost of providing software maintenance to customers, such as telephone hotline support.

    Cost of service and maintenance revenues was $5.7 million and $3.9 million in the quarters ended October 31, 1996 and 1995, representing 72.9% and 67.7% of service and maintenance revenues, respectively. Cost of service and maintenance revenues was $10.8 million and $7.5 million in the first six months of fiscal 1997 and fiscal 1996, representing 73.8% and 74.6% of service and maintenance revenues, respectively. The increases in cost of services and maintenance both in absolute dollar amounts and as a percentage of service and maintenance revenues were primarily due to the increase in the number of consultants, product support, and training staff and the increased use of third-party consultants. The Company expects to continue to increase the number of consultants and product support and training staff in the future as the number of System ESS licenses increases.

     Cost of Other Revenues. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $404,000 and $369,000 in the quarters ended October 31, 1996 and 1995, representing 50.9% and 72.9% of other revenues, respec-tively. Cost of other revenues was $500,000 and $573,000 in the first six months of fiscal 1997 and fiscal 1996, representing 53.4% and 75.2% of other revenues, respectively. The decrease in the cost of other revenues as a percentage of total revenues reflects a reduction by the Company in its efforts to provide third-party hardware and support.

    Product Development. Product development expenses were $2.6 million and $1.6 million in the quarters ended October 31, 1996 and 1995, representing 19.4% and 19.9% of total revenues, respectively. These same expenses were $4.6 million and $2.9 million in the first six months of fiscal 1997 and 1996, representing 20.2% and 23.3% of total revenues, respectively. The increases in product development expenses in dollar amount were primarily due to an increase in the number of product development personnel and other related costs incurred in connection with expanding the Company's product development department and, to a lesser extent, the costs relating to third-party translation work. The
Company expects that the dollar amount of product development expenses will continue to increase as the Company continues to invest in developing new applications, product enhancements, and localization and translation of System ESS.

    In accordance with Statement of Financial Accounting Standards No. 86, software development expenses are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date the establishment of technological feasibility of the Company's products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant, and, therefore, the Company has not capitalized any software development costs.

    Sales and Marketing. Sales and marketing expenses include personnel costs, commissions and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $2.8 million and $1.6 million in the quarters ended October 31, 1995 and 1996, repre-senting 20.6% and 20.9% of total revenues, respectively. These same expenses were $5.4 million and $3.0 million in the first six months of fiscal 1997 and 1996, representing 23.7% and 24.0% of total revenues, respectively. The increase in sales and marketing expenses in absolute dollar amounts was primarily due to (i) increased staffing as the Company established new sales offices and expanded its existing direct sales force and (ii) increased sales commissions associated with significantly higher license revenues. The Company expects to continue to increase signifi-cantly its sales and marketing expenses in order to expand its interna-tional sales operations and to enter into new vertical markets.

    General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting and other requirements. General and administrative expenses were $1.1 million and $.9 million in the quarters ended October 31, 1996 and 1995, representing 8.0% and 11.6% of total revenues, respectively. These same expenses were $2.1 million and $1.7 million in the first six months of fiscal 1997 and 1996, representing 9.1% and 13.8% of total revenues, respectively. The increase in the absolute dollar amounts of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of the Company's business during fiscal 1997 and 1996. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the Company's ability to leverage its staff to support expanded revenues. The Company expects that the absolute dollar amounts, but not necessarily as a percentage of total revenue, of general and administrative expenses will continue to increase in the foreseeable future.

Other Income (Expense)

     Other income (expense) consists of interest income on short-term investments and interest expense on the Company's bank loans. Such bank loans were repaid upon receipt of the proceeds of the Company's public offering which closed on October 1, 1996. Other income (expense) also include gains and losses from currency transactions. Other income (expense) was ($119,000) and $62,000 in the quarters ended October 31, 1996 and 1995, representing (0.9)% and 0.8% of total revenues, respectively. Other income (expense) was ($296,000) and ($139,000) in the first six months of fiscal 1997 and 1996, representing (1.3%) and (1.1%) of total revenues, respectively. The net increase in other expense both in absolute dollar amounts and as a percentage of total revenues were primarily due to currency transaction losses.


Liquidity and Capital Resources

     As of October 31, 1996, the Company had $25.7 million of working capital, including $20.9 million in cash, cash equivalents, and short-term investments as compared to ($1.4) million of working capital as of April 30, 1996 including $0.6 million of cash and cash equivalents. To date the Company only has invested in financial instruments that involve a low level of complexity or risk. The increase in working capital was primarily caused by the initial public offering of 3,200,000 shares of the Company's common stock which closed on October 1, 1996 and generated net proceeds of $28.5 million after deducting offering expenses payable by the Company and underwriting discounts.

     Net cash provided by operating activities was $41,000 for the six months ended October 31, 1996. The Company repaid $7.8 million of short-term borrowings in the same period.

     Accounts receivable decreased to $10.5 million at October 31, 1996 from $13.1 million at April 30, 1996 and the average days' sales out-standing, excluding contract receivables, was 70 days at October 31, 1996 as compared to 89 days at April 30, 1996. The decrease in average days' sales outstanding was primarily due to the collection of several large trade receivable balances outstanding at April 30, 1996. The Company expects its average days' sales outstanding to increase in future periods from the level at October 31, 1996. Average days' sales outstanding can fluctuate for a variety of reasons including the timing and billing of receivables for which the related revenues may not yet be recognizable.

     The Company believes that existing cash and cash equivalent balances, short-term investments, available borrowings under the revolving credit agreement, and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

                  PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 11.  Computation of Per Share Earnings

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended October 31, 1996.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.


                                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.



                                  BY: s/ Stig Durlow
                                      ---------------------------
                                      Stig Durlow
                                      Principal Executive Officer



                                  BY: s/ Lars-Goran Peterson
                                      ---------------------------
                                      Lars-Goran Peterson
                                      Principal Financial Officer


DATE: December 16, 1996