Form 10-Q
period 1997-01-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1997-03-17
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                    OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(b)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.  0-21359

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
        (Exact name of registrant as specified in its charter)


        DELAWARE                                       51-0374596
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

Class:                                   Outstanding January 31, 1997:

Common Stock ($.01 par value)                      15,556,058 shares
Class B Common Stock ($.01 par value)              12,088,200 shares


                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                 (in thousands, except per share figures)

                                             01/31/97         4/30/96
                                            -----------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                $18,302        $   558
    Accounts receivable, less allowance
      for doubtful accounts of $206
      and $321 at January 31, 1997 and
      April 30, 1996, respectively            14,290         13,067
    Accrued receivables                        1,457          1,190
    Prepaid expenses                           1,553          1,160
    Net assets of discontinued operations          0          1,111
    Income taxes receivable                       25             48
    Other current assets                       3,124            169
                                             --------       --------
  Total current assets                        38,751         17,303

Non-current assets:
Property and equipment, net                    2,504          1,873
Deferred income taxes                          2,334          1,988
Other non-current assets                         249            160
                                             --------       --------
  Total non-current assets                     5,087          4,021
                                             --------       --------
Total Assets                                 $43,838        $21,324
                                             ========       ========

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities:
    Short term borrowings                    $     0        $ 7,424
    Current portion of capital
     lease obligations                           395            251
    Accounts payable                           1,403          1,464
    Accrued expenses and other
     current liabilities                       3,284          3,777
    Accrued payroll and employee benefits      2,810          3,365
    Deferred revenue                           2,825          2,386
                                             --------       --------
  Total current liabilities                   10,717         18,667
                                             --------       --------
Long-term liabilities:
    Capital lease obligations                    756            624
    Accrued pensions liability                 1,734          1,482
    Deferred income taxes                          9             49
                                             --------       --------
Total long-term liabilities                    2,499          2,155
                                             --------       --------
  Total liabilities                          $13,216        $20,882
                                             ========       ========
Shareholders' equity:
    Convertible Preferred Stock;
     $.01 par value; 15,000,000
     shares authorized; 0
     and 14,630,250 shares issued and
     outstanding at January 31, 1997,
     and April 30, 1996, respectively        $     0        $   146
    Common Stock; voting, $.01 par
     value; 62,500,000 and 35,000,000
     shares authorized at January 31,
     1997, and April 30, 1996, respec-
     tively; 15,556,058 and 9,480,003
     shares issued and outstanding at
     at January 31, 1997, and
     April 30, 1996, respectively                156             94
    Class B Common Stock; non-voting,
     $.01 par value; 12,500,000 shares
     authorized; 12,088,200 and 384,000
     shares issued and outstanding at
     January 31, 1997, and April 30,
     1996, respectively                          121              4
    Additional paid-in capital                43,331         15,323
    Accumulated deficit                       (8,075)       (10,870)
    Cumulative translation adjustment         (2,385)        (1,569)
    Note receivable from stockholders         (2,526)        (2,626)
                                             --------       --------
       Total shareholders' equity             30,622            502
                                             --------       --------
Total Liabilities and Shareholders' equity   $43,838        $21,324
                                             ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)


                                                THREE MONTHS ENDED
                                          01/31/97           01/31/96
                                        _____________   ______________
Revenues
    Licenses                                 $ 7,501        $ 6,258
    Service and maintenance                    7,781          6,149
    Other                                        329            396
                                             --------       --------
      Total revenues                          15,611         12,803
                                             --------       --------
Cost of revenues:
    Licenses                                     294            629
    Service and maintenance                    5,691          4,029
    Other                                        245            220
                                             --------       --------
      Total cost of revenues                   6,230          4,878
                                             --------       --------
Gross profit                                   9,381          7,925
                                             --------       --------
Operating expenses:
    Product development                        2,420          1,716
    Sales and marketing                        4,162          2,508
    General and administrative                 1,108            886
                                             --------       --------
      Total operating expenses                 7,690          5,110
                                             --------       --------
Income (loss) from operations                  1,691          2,815

Other income (expense):
    Interest income                              223              5
    Interest expense                               0           (188)
    Miscellaneous expense                        167           (259)
                                             --------       --------
Income (loss) from continuing operations
    before income taxes                        2,081          2,373
Benefit for income taxes                        (120)            62
                                             --------       --------
Income (loss) from continuing operations       2,201          2,311
Income (loss) from discontinued operations       152            189
Gain on sale of discontinued operations
(net of income tax of $372)                      955              0
                                             --------       --------

Net income (loss)                            $ 3,308        $ 2,500
                                             ========       ========

Earnings per share                           $  0.12
                                             ========
Weighted average number of
 shares outstanding                       28,442,889
                                          ===========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES


              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)



                                               NINE MONTHS ENDED
                                          01/31/97           01/31/96
                                      __________________ __________________
Revenues
    Licenses                                 $14,633        $ 7,991
    Service and maintenance                   22,435         16,191
    Other                                      1,264          1,158
                                             --------       --------
      Total revenues                          38,332         25,340
                                             --------       --------
Cost of revenues:
    Licenses                                   1,047            784
    Service and maintenance                   16,510         11,516
    Other                                        745            793
                                             --------       --------
      Total cost of revenues                  18,302         13,093
                                             --------       --------
Gross profit                                  20,030         12,247
                                             --------       --------
Operating expenses:
    Product development                        7,000          4,641
    Sales and marketing                        9,537          5,522
    General and administrative                 3,178          2,621
                                             --------       --------
      Total operating expenses                19,715         12,784
                                             --------       --------
Income (loss) from operations                    315           (537)

Other income (expense):
    Interest income                              324              9
    Interest expense                            (230)          (573)
    Miscellaneous expense                          0            (17)
                                             --------        -------
Income (loss) from continuing operations
    before income taxes                          409         (1,118)
Benefit for income taxes                        (912)          (803)
                                             --------        -------
Income (loss) from continuing operations       1,321           (315)
Income from discontinued operations              519            245
Gain on sale of discontinued operations
(net of income tax of $372)                      955              0
                                             --------        -------
Net income (loss)                            $ 2,795        $   (70)
                                             ========       ========

Earnings per share                           $  0.10
                                             ========
Weighted average number of
 shares outstanding                       26,678,699
                                          ===========
The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)

                                                NINE MONTHS ENDED
                                              01/31/97       01/31/96
                                            -----------     -----------
Cash flows from operating activities:
Net profit (loss)                            $ 2,795        $   (70)
                                             --------       --------
Adjustments to reconcile net profit
 (loss) to net cash provided by operat-
 ing activities:
    Depreciation and amortization                714            542
    Provision for doubtful accounts             (111)            68
    Deferred income taxes                       (528)          (253)
    (Gain) loss on disposal of plant
      Property and equipment                      (2)             0
    (Gain) loss on disposal of other shares      (97)             0
    (Gain) loss on disposal of discontinued
      operations                              (1,327)             0
    Write-down on plant and equipment              3              0
    Changes in operating assets
     and liabilities:
      Accounts receivable                       (923)         1,424
      Accrued receivables and
        prepaid expenses                        (738)           344
      Income taxes                                22           (172)
      Other assets                              (714)           (76)
      Accounts payable                           388           (607)
      Accrued expenses and other
        current liabilities                     (948)          (110)
      Accrued payroll, employee benefits
        and deferred revenue                    (105)          (351)
      Accrued pensions liability                 355            44
                                             --------       --------
      Net cash provided by continuing
        operations                            (1,216)         1,485
      Net assets of discontinued
        operations                              (417)          (238)
                                             -------        --------
        Net cash provided by operating
        activities                            (1,633)         1,247
                                             --------       --------
Cash flows from investing activities:
      Additions to property and equipment       (932)          (324)
      Proceeds from sale of property
      and equipment                                7              7
      Proceeds from sale of other equity         138              0
                                             --------       --------
          Net cash flows used in investing
            activities                          (787)          (317)
                                             --------       --------

Cash flows from financing activities:
      Net borrowings (payments) under
        lines of credit                       (7,764)         4,929
      (Payments) on short-term borrowings        (97)        (5,790)
      Principal payments on capital
        lease obligations                       (302)          (146)
      Issuance of shares                      28,140          1,225
      Other                                      250           (189)
                                             --------        -------
      Net cash flows used in financing
      activities                              20,227             29
                                             --------        -------

Translation differences on cash and
 cash equivalents                                (63)             6
                                             --------        -------

Net increase (decrease) in cash and
 cash equivalents                            $17,744        $   965
                                             ========       ========

Cash and cash equivalents at beginning
 of period                                   $   558        $   160
Cash and cash equivalents at end             --------       --------
 of period                                   $18,302        $ 1,125
                                             --------       --------
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
      Interest                               $   346        $   616
                                             -------        --------
      Income taxes                           $    13        $     3
                                             -------        --------

The accompanying notes are an integral part of the condensed consolidated financial statements.



         INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


1.   Interim Financial Statements

     The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not con-tain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) con-sidered necessary for a fair presentation of the Company's financial condi-tion at April 30, 1996 (audited), and January 31, 1997 (unaudited), and the results of operations and cash flows for the nine months ended January 31, 1996, and 1997. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as pre-sented in the registration statement for the Company's initial public offering dated September 25, 1996. Results of operations and cash flows for the period ended January 31, 1997, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 1997, or any other future period.

2.   Net Income per Share

     For the three and nine months ended January 31, 1997, net income per share was based on the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method and represent shares issu-able upon the exercise of outstanding stock options. Historical net income
(loss) per share data has not been presented as such information is not considered to be relevant or meaningful.

3.   Other Current Assets


                                      January 31, 1997    April 30, 1996
                                         (unaudited)
                                                (in thousands)

Receivable from TurnIt AB               $2,929              $    0
Other                                      195                 169
                                        ------              ------
                                        $3,124              $  169
                                        ======              ======




4.   Accrued Expenses and Other Current Liabilities


                                      January 31, 1997    April 30, 1996
                                        (unaudited)
                                              (in thousands)

Accrued purchases                       $1,411              $1,731
Accrued royalty                          1,323               1,372
Accrual for loss contract                    0                 237
Accruals for contract expenses              96                 153
Value-added tax                              7                 131
Other                                      447                 153
                                        ------              ------
                                        $3,284              $3,777
                                        ======              ======



     The accrual for loss contract relates to a reserve for obsolete software that was part of an operating lease contract for computer hard-ware. The amount accrued represents the software portion of the future minimum lease payments based on the fair value of the software in relation to the fair value of both the hardware and software provided under the total lease contract. Accruals for contract expenses are primarily license fees to third parties for software included in the sale of System ESS.

5.   Accrued Payroll and Employee Benefits




                                      January 31, 1997    April 30, 1996
                                         (unaudited)
                                               (in thousands)


Accrued commissions                     $  638              $  776
Accrued payroll taxes                      594                 960
Accrual vacation pay                       664                 750
Accrued salaries and bonus                 914                 879
                                        ------              ------
                                        $2,810              $3,365
                                        ======              ======



6.  Income Taxes

     For the three and nine month periods ended January 31, 1997, and the three month period ended January 31, 1996, a reduction of the deferred tax asset was partially utilized to offset tax expenses incurred during the period. For the nine month period ended January 31, 1996, a deferred tax asset was recognized relating to the Company's net loss for the period. At January 31, 1997, the Company had approximately $4.3 million of gross deferred tax assets comprised primarily of net operating loss carryforwards in Sweden. During the three and nine month periods ended January 31, 1996, and 1997, the Company reduced its valuation allowance relating to its net operating loss carryforwards based upon positive evidence indicating an increased likelihood of the utilization of such net operating loss carry-forwards in offsetting future tax expense. Estimated future earnings necessary to fully realize the net deferred tax asset are $8.3 million. Such earnings are forecasted to be realized within approximately three years. There can be no assurance that future earnings, if any, will meet currently forecasted levels, however it is management's opinion that the realization of such earnings in the future is more likely than not.

7.  Stock Options

     Under the Industri-Matematik International Corp. Stock Option Plan, 205,000 options were granted during the nine months ended January 31, 1997, 85,000 of which were issued, cancelled, and reissued in the same period. All options were issued or reissued at an exercise price of $9.00 per share of Common Stock, which was equal to the estimated fair market value at the date of grant.

8.  Stockholder's Equity

     On October 1, 1996, the Company completed an initial public offering of 3,200,000 shares of Common Stock at an offering price of $10.00 per share. The net proceeds, after underwriting discounts and offering expenses payable by the Company, were approximately $28.5 million. A portion of the proceeds were used to pay off short-term borrowings. Upon the completion of the Company's initial public offering, in accordance with the Restated Certificate of Incorporation of the Company then in effect, all of the Company's Convertible Preferred Stock outstanding as of that date was converted to Common Stock (20%) and Class B Common Stock (80%).

9.  Discontinued Operations

     On January 20, 1997, the Company sold its stock representing 55% ownership of Paragon AB to TurnIt AB for $2.9 million in cash. Paragon AB operated in two segments constituting the production and sale of microprocessor compilers and consultancy services for relational data base management systems. The Company recorded a gain of $1.0 million after tax on the sale.

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

Agreement with Oracle.

     In January, 1997, the Company entered into an Agreement with Oracle Corporation ("Oracle") which joins the Company, Oracle, and other leading software vendors in a partnership alliance which will integrate the Company's solution for the consumer packaged goods industry ("CPG"). The Company will be able to take advantage of Oracle's global sales and support resources in enterprise wide ("ERP") sales to the specific vertical CPG market. Pursuant to the Agreement, the Company and Oracle will work closely in the integration, development, application, and support of System ESS as part of the ERP CPG solution. The Company will continue to sell System ESS as a point solution in the CPG market and in all other vertical markets with its own sales and support resources.

Results of Operations.

    The following table sets forth, for the periods indicated, the per-centages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                 NINE MONTHS ENDED      THREE MONTHS ENDED
                                    January 31,             January 31,
                                ----------------       ------------------
                                 1997        1996       1997        1996

Revenues:
  Licenses                        38.2%       31.5%      48.1%      48.9%
  Service and maintenance         58.3        63.9       49.8       48.0
  Other                            3.3         4.6        2.1        3.1
                                 ------      ------     ------     ------
    Total revenues               100.0%      100.0%     100.0%     100.0%
                                 ======      ======     ======     ======

Cost of revenues:
  Licenses                         2.7%        3.1%       1.9%       4.9%

  Service and maintenance         43.1        45.4       36.4       31.5
  Other                            1.9         3.1        1.6        1.7
                                 ------      ------     ------     ------
    Total cost of revenues        47.7        51.6       39.9       38.1
                                 ------      ------     ------     ------
    Gross profit                  52.3        48.4       60.1       61.9
                                 ------      ------     ------     ------
Operating expenses:
  Product Development             18.2        18.3       15.5       13.4
  Sales and marketing             24.9        21.8       26.7       19.6
  General & administrative         8.3        10.3        7.1        6.9
                                 ------      ------     ------     ------
    Total operating expenses      51.4        50.4       49.3       39.9
                                 ------      ------     ------     ------
  Income (loss) from operations    0.9        (2.0)      10.8       22.0
                                 ------      ------     ------     ------
Other income (expenses):
  Interest income                  0.8         0.0        1.4        0.0
  Interest expense                (0.6)       (2.3)       0.0       (1.5)
  Miscellaneous expense            0.0        (0.1)       1.1       (2.0)
                                 ------      ------     ------     ------
Income (loss) from continuing
 operations before income taxes    1.1        (4.4)      13.3       18.5
Provision (benefit) for income
 taxes                            (1.4)       (3.2)       1.6        0.4
                                 ------      ------     ------     ------
Income (loss) from continuing
 operations                        2.5        (1.2)      11.7       18.1
Income from discontinued
 operations                        1.4         1.0        1.0        1.4
Gain on sale of discontinued
 operations                        3.4         0.0        8.5        0.0
                                 ------      ------     ------     ------
   Net Income (loss)               7.3%       (0.2%)     21.2%      19.5
                                 ======      ======     ======     ======

REVENUES

    The Company's revenues consist of software license revenues, service and maintenance revenues, and other revenues. Software license revenues consist of sales of software licenses which are recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remain outstanding, amounts are due within one year, and collection is considered probable by management. Service revenues are derived from fees for consulting, training, and client-specific development services and are recognized as services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the main-tenance period. Payments for maintenance fees are generally made in advance. Other revenues are primarily third-party hardware sales necessary to help certain customers implement System ESS.

    Total revenues increased 21.9% to $15.6 million in the quarter ended January 31, 1997 from $12.8 million in the quarter ended January 31, 1996. In the first nine months of fiscal 1997, total revenues increased 51.3% to $38.3 million from $25.3 million in the first nine months of fiscal 1996. The Company currently derives substantially all of its revenues from System ESS licenses and related service and maintenance. As a result of the Company's dependence on the continued market acceptance of System ESS, there can be no assurance that total revenues will continue to grow at the rates experienced in prior periods, if at all.

    Revenues generated in the United States were approximately 55% and 28% of total revenues in the quarters ended January 31, 1997, and 1996, respec-tively, and approximately 44% and 27% of total revenues in the first nine months of fiscal 1997 and fiscal 1996, respectively. The significant increase in these revenues in fiscal 1997 from 1996 is primarily due to the expansion of the Company's sales and services operations in the United States over last year.

    License Revenues. Revenues from software licenses increased 19.9% to $7.5 million in the quarter ended January 31, 1997, from $6.3 million in the quarter ended January 31, 1996. In the first nine months of fiscal 1997, revenues from software licenses increased 83.1% to $14.6 million from $8.0 million in the first nine months of fiscal 1996. The significant increase in software license revenues was due primarily to the growing market acceptance of System ESS and the expansion of the Company's sales and marketing organizations in the U.S. and Europe.

    Service and Maintenance Revenues. Revenues from service and main-tenance increased 26.5% to $7.5 million in the quarter ended January 31, 1997, from $6.3 million in the quarter ended January 31, 1996. In the first nine months of fiscal 1997, revenues from service and maintenance increased 38.6% to $22.4 million from $16.2 million in the first nine months of fiscal 1996. The increase in the absolute dollar amount of service and maintenance revenues was related primarily to an increase in the number of System ESS licenses sold during fiscal 1997 from fiscal 1996 and a significant expansion of the Company's consulting organization in the U.S. and Europe. The increase in service and maintenance revenues is lower than the increase in license revenues as a result of the Company's use, where advantageous, of third-party consultants to provide services to the Company's customers as well as the fact that service and maintenance revenues are not necessarily proportional to license revenues. Service and maintenance revenues as a percentage of total revenues increased to 49.8% in the quarter ended January 31, 1997, from 48.0% in the quarter ended January 31, 1996, and decreased to 58.5% in the first nine months of fiscal 1997, from 63.9% in the first nine months of fiscal 1996.

     Other Revenues. Other revenues are primarily third-party hardware sales to help certain customers implement System ESS. Other revenues decreased 16.9% to $329,000 in the quarter ended January 31, 1997, from $396,000 in the quarter ended January 31, 1996. In the first nine months of fiscal 1997, other revenues increased 9.1% to $1.3 million from $1.2 million in the first nine months of fiscal 1996. Other revenues as a percentage of total revenues decreased to 2.1% in the quarter ended January 31, 1997, from 3.1% in the quarter ended January 31, 1996, and decreased to 3.3% in the first nine months of fiscal 1997 from 4.6% in the first nine months of fiscal 1996. The decrease in other revenues as a percentage of total revenues reflects a reduction by the Company in its efforts to provide third-party hardware and support.

Cost of Revenues.

    Cost of License Revenues. Cost of software licenses consists primarily of license fees paid with respect to third-party software included with the sales of System ESS, and, occasionally, the cost of third-party complemen-tary software that is sold together with System ESS without being an in-tegral part of System ESS. Cost of license revenues was $294,000 and $629,000 in the quarters ended January 31, 1997, and 1996, representing 3.9% and 10.1% of license revenues, respectively. Cost of license revenues was $1.0 million and $784,000 in the first nine months of fiscal 1997 and 1996, representing 7.2% and 9.8% of license revenues, respectively. The decrease in cost of license revenues for the quarter ended January 31, 1997, compared to the same quarter in 1996 both in absolute dollar amount and as a percentage of license revenues was primarily due to the decrease in sales of third-party complementary software.

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

    Cost of service and maintenance revenues was $5.7 million and $4.0 million in the quarters ended January 31, 1997, and 1996, representing 73.1% and 65.5% of service and maintenance revenues, respectively. Cost of service and maintenance revenues was $16.5 million and $11.5 million in the first nine months of fiscal 1997 and fiscal 1996, representing 73.6% and 71.1% of service and maintenance revenues, respectively. The increases in cost of services and maintenance both in absolute dollar amounts and as a percentage of service and maintenance revenues were primarily due to the increase in the number of consultants, product support, and training staff and the increased use of third-party consultants. The Company expects to continue to increase the number of consultants and product support and training staff in the future as the number of System ESS licenses in-creases.

     Cost of Other Revenues. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $245,000 and $220,000 in the quarters ended January 31, 1997, and 1996, representing 74.5% and 55.6% of other revenues, respec-tively. Cost of other revenues was $745,000 and $793,000 in the first nine months of fiscal 1997 and fiscal 1996, representing 58.9% and 68.5% of other revenues, respectively.

    Product Development. Product development expenses were $2.4 million and $1.7 million in the quarters ended January 31, 1997, and 1996, repre-senting 15.5% and 13.4% of total revenues, respectively. These same expenses were $7.0 million and $4.6 million in the first nine months of fiscal 1997 and 1996, representing 18.3% and 18.3% of total revenues, respectively. The increases in product development expenses in dollar amount were primarily due to an increase in the number of product develop-ment personnel and other related costs incurred in connection with expand-ing the Company's product development department and, to a lesser extent, the costs relating to third-party translation work. The Company expects that the dollar amount of product development expenses will continue to increase as the Company continues to invest in developing new applications, product enhancements, and localization and translation of System ESS.

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

    Sales and Marketing. Sales and marketing expenses include personnel costs, commissions and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $4.2 million and $2.5 million in the quarters ended January 31, 1997, and 1996, repre-senting 26.7% and 19.6% of total revenues, respectively. These same expenses were $9.5 million and $5.5 million in the first nine months of fiscal 1997 and 1996, representing 24.9% and 21.8% of total revenues, respectively. The increase in sales and marketing expenses in absolute dollar amount was primarily due to (i) increased staffing as the Company established new sales offices and expanded its existing direct sales force and (ii) increased sales commissions associated with significantly higher license revenues. The Company expects to continue to increase signifi-cantly its sales and marketing expenses in order to expand its interna-tional sales operations and to enter into new vertical markets.

    General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting and other requirements. General and administrative expenses were $1.1 million and $.9 million in the quarters ended January 31, 1997, and 1996, representing 7.1% and 6.9% of total revenues, respectively. These same expenses were $3.2 million and $2.6 million in the first nine months of fiscal 1997 and 1996, representing 8.3% and 10.3% of total revenues, respectively. The increase in the absolute dollar amounts of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of the Company's business during fiscal 1997 and 1996. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the Company's ability to leverage its staff to support expanded revenues. The Company expects that the absolute dollar amounts, but not necessarily as a percentage of total revenue, of general and administrative expenses will continue to increase in the foreseeable future.

Other Income (Expense)

     Other income (expense) consists of interest income on short-term investments and interest expense on the Company's bank loans. Such bank loans were repaid upon receipt of the proceeds of the Company's public offering which closed on October 1, 1996. Other income (expense) also include gains and losses from currency transactions. Other income (expense) was $390,000 and ($442,000) in the quarters ended January 31, 1997, and 1996, representing 1.5% and 2.8% of total revenues, respectively. Other income (expense) was ($94,000) and ($581,000) in the first nine months of fiscal 1997 and 1996, representing (0.2%) and (1.5%) of total revenues, respectively. The net increase in other expense both in absolute dollar amounts and as a percentage of total revenues were primarily due to currency transaction losses.

Gain on Sale of Discontinued Operations

     In the three month period ended January 31, 1997, the Company sold its 55% holding in the Swedish company Paragon AB for $2.9 million in cash.
The capital gain on this transaction was $955,000.

Liquidity and Capital Resources

     As of January 31, 1997, the Company had $28.0 million of working capital, including $18.3 million in cash, cash equivalents, and short-term investments as compared to ($1.4) million of working capital as of April 30, 1996, including $0.6 million of cash and cash equivalents. The increase in working capital was primarily caused by the initial public offering of 3,200,000 shares of the Company's common stock which closed on October 1, 1996 and generated net proceeds of $28.5 million after deducting offering expenses payable by the Company and underwriting discounts.

     Accounts receivable decreased to $14.3 million at January 31, 1997, from $13.1 million at April 30, 1996, and the average days' sales out-standing, excluding contract receivables, was 82 days at January 31, 1997, as compared to 89 days at April 30, 1996. The Company expects its average days' sales outstanding to fluctuate in future periods from the level at January 31, 1997. Average days' sales outstanding can vary for a variety of reasons including the timing and billing of receivables for which the related revenues may not yet be recognizable.

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

                  PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 11.  Computation of Per Share Earnings

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended January 31, 1997.

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


DATE:  March 14, 1997