Form 10-Q/A
period 1997-01-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1997-03-18
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q/A
                              Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   [X]               NO  [ ]

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


DATE:  March 18, 1997