Form 10-Q/A
period 1997-01-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1997-05-07
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q/A
			       Amendment No.2

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

PAGE

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)

                                                NINE MONTHS ENDED
                                              01/31/97       01/31/96
                                            -----------     -----------
Cash flows from operating activities:
Net profit (loss)                            $ 2,795        $   (70)
                                             --------       --------
Adjustments to reconcile net profit
 (loss) to net cash provided by operat-
 ing activities:
    Depreciation and amortization                714            542
    Provision for doubtful accounts             (111)            68
    Deferred income taxes                       (528)          (253)
    (Gain) loss on disposal of plant
      Property and equipment                      (2)             0
    (Gain) loss on disposal of other shares      (97)             0
    (Gain) loss on disposal of discontinued
      operations                              (1,327)             0
    Write-down on plant and equipment              3              0
    Changes in operating assets
     and liabilities:
      Accounts receivable                       (923)         1,424
      Accrued receivables and
        prepaid expenses                        (738)           344
      Income taxes                                22           (172)
      Other assets                              (714)           (76)
      Accounts payable                           388           (607)
      Accrued expenses and other
        current liabilities                     (948)          (110)
      Accrued payroll, employee benefits
        and deferred revenue                    (105)           351
      Accrued pensions liability                 355             44
                                             --------       --------
      Net cash provided by continuing
        operations                            (1,216)         1,485
      Net assets of discontinued
        operations                              (417)          (238)
                                             -------        --------
        Net cash provided by operating
        activities                            (1,633)         1,247
                                             --------       --------
Cash flows from investing activities:
      Additions to property and equipment       (932)          (324)
      Proceeds from sale of property
      and equipment                                7              7
      Proceeds from sale of other equity         138              0
                                             --------       --------
          Net cash flows used in investing
            activities                          (787)          (317)
                                             --------       --------

Cash flows from financing activities:
      Net borrowings (payments) under
        lines of credit                       (7,764)         4,929
      (Payments) on short-term borrowings        (97)        (5,790)
      Principal payments on capital
        lease obligations                       (302)          (146)
      Issuance of shares                      28,140          1,225
      Other                                      250           (189)
                                             --------        -------
      Net cash flows used in financing
      activities                              20,227             29
                                             --------        -------

Translation differences on cash and
 cash equivalents                                (63)             6
                                             --------        -------

Net increase (decrease) in cash and
 cash equivalents                            $17,744        $   965
                                             ========       ========

Cash and cash equivalents at beginning
 of period                                   $   558        $   160
Cash and cash equivalents at end             --------       --------
 of period                                   $18,302        $ 1,125
                                             --------       --------
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
      Interest                               $   346        $   616
                                             -------        --------
      Income taxes                           $    13        $     3
                                             -------        --------

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


DATE:  May 6, 1997