Form 10-K
period 1997-04-30
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1997-07-29
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended April 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____ to _____

                   Commission File No. 0-21359

              INDUSTRI-MATEMATIK INTERNATIONAL CORP.
      (Exact name of registrant as specified in its charter)

DELAWARE                                         51-0374596
(State of or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)               Identification No.)

                       Kungsgatan 12-14, Box 7733
                        103 95 Stockholm, Sweden
                (Address of principal executive offices)

Registrant's telephone number, including area code: 011-468-676-5000 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $.01 par value
                         (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes  x   No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1997, was approximately $87,509,000.

          At June 30, 1997, 15,756,903 shares of the registrant's Common Stock, $.01 par value, and 12,088,200 shares of the registrant's non-voting Class B Common Stock, $.01 par value, were outstanding.
PAGE

               DOCUMENTS INCORPORATED BY REFERENCE


          The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1997 Annual Meeting of Shareholders ("1997 Proxy Statement").

PAGE

                                   PART I
ITEM 1.   BUSINESS

  INDUSTRI-MATEMATIK INTERNATIONAL CORP. ("IMI" or the "Company"), was incorporated in the State of Delaware in 1995 and conducts its business through domestic and international subsidiaries. The Company's business was founded in 1967 and incorporated in Sweden as Industri-Matematik AB ("IMAB"). In May 1995, the then shareholders of IMAB exchanged all of their IMAB shares for shares of the Company's capital stock and IMAB became a wholly-owned subsidiary of the Company. Pursuant to a Prospectus dated September 25, 1996, 5,060,000 shares of the Company's Common Stock (including the underwriters' over-allotment portion) were sold to the public in an initial public offering and the Company's Common Stock now trades on the Nasdaq National Market under the symbol "IMIC".

  IMI develops, markets, and supports client/server application software that enables manufacturers, distributors and wholesalers to more effectively manage the "demand chain." Demand chain management encompasses the execution of multiple customer-focused order fulfillment processes, including order management, distribution management, inventory replenishment, and demand chain planning. The Company's principal product, System ESS, has been designed specifically to meet the complex or high-volume demand chain management requirements of medium and large manufacturers, distributors, and wholesalers. System ESS allows customers to leverage the value of their existing systems by integrating with legacy and new client/server manufacturing, advanced planning, and financial management systems. Current customers of IMI include Black & Decker, British Airways PLC, Campbell Soup Company, Canon U.S.A., Inc., Kellogg Company, Nike Inc., Pioneer Standard Electronics, Inc., ProSource Distribution Services, Inc., Skyway Freight Systems, Starbucks Corporation, and Unisys Corporation.


INDUSTRY BACKGROUND

  In recent years, there has been a fundamental shift in market power from manufacturers and distributors to retailers and consumers. This shift has resulted from the convergence of a number of trends, including the rapid proliferation in the number and variety of product offerings, shorter product life cycles, the emergence of more informed and demanding consumers, and the evolution of the retailing industry from local stores to large national and regional chains of department and discount stores, "superstores", and specialty category stores. These trends have continued to change the way manufacturers, distributors, and wholesalers must conduct their businesses to compete effectively. Historically, manufacturers dictated the terms of trade with retailers and consumers and, consequently, organized their businesses primarily to increase manufacturing efficiency and output. Today, customers increasingly are choosing suppliers based on their ability to match product flow to actual customer demand. As a result, manufacturers and distributors are reorganizing their businesses to focus on satisfying customer demand through effective integrated order fulfillment.

  Effective integrated order fulfillment is a complex logistics challenge, requiring manufacturers and distributors to manage broadening product portfolios, multinational distribution, reduced delivery response times, frequent and customer-specific product promotions, lower inventory levels, rapidly changing consumer behavior, and more complex manufacturing strategies, involving global sourcing and assembly from a network of internal and outsourced manufacturers and suppliers. To compete more effectively, manufacturers, distributors, and wholesalers must synchronize their internal planning and execution functions with external participants in the demand chain, including consumers, retailers, distributors, manufacturing subcontractors, and suppliers. The efficient management and operation of this "virtual enterprise" requires capturing information from customer orders most effectively by using electronic commerce to facilitate communication to and from customers and delivering it to support manufacturing resource planning ("MRP"), financial reporting, and decision support systems. Managing the flow of information for this complex order fulfillment process is critical to monitoring such variables as product profitability across customers and geographies, planning the timing and impact of promotional activities, and meeting demand on a customer-by-customer and product-by-product basis.

  In order to cope with the logistics challenges of delivering the right product to the right location at the right time and at the right price, manufacturers, distributors, and wholesalers, as well as industry consultants and enterprise application software vendors, in recent years have emphasized the need to integrate and more effectively manage what is commonly known as the "supply chain." The supply chain refers to the movement of products from raw material suppliers to manufacturers, to distributors, to wholesalers, to retailers, and, ultimately, to consumers. In an attempt to achieve the effective integration and management of their supply chains, many companies began to replace their legacy manufacturing and distribution systems with client/server enterprise resource planning ("ERP") systems which support MRP, financial reporting, and some degree of logistics management functionality. These software solutions traditionally focus on manufacturing efficiency and financial reporting.

  Existing ERP systems tend to focus on supply chain management from a manufacturer-centric or supply-driven point of view and, in attempting to meet the changing requirements of today's customer-focused or demand-driven environment, fail to achieve many of the following fundamental strategic objectives for manufacturers, distributors, and wholesalers:

              Automating the Order Fulfillment Process.   A high level of system
          functionality is required for effective fulfillment of orders placed by thousands of customers regarding specialized products under differing promotional and packaging schemes. Typically, integrated
          ERP systems are not optimized to meet these complex needs, leading to delayed shipments or added administrative costs. In particular, existing ERP systems typically cannot disaggregate large orders into their individual components, or "order lines", to cater to differing customer needs on a product by product basis.

              Management of a Heterogeneous Customer Base. As market power has shifted to retailers and consumers, manufacturers, distributors, and wholesalers now are forced to accommodate highly specific customer order fulfillment procedures and other requirements that are dictated by the retailer or consumer. Integrated ERP systems have been designed to maximize the output efficiency of the manufacturer and supplier and typically lack the capabilities necessary to track customer demand and respond efficiently to highly variable order fulfillment requirements.

              Scalability.   The volume and complexity of customer orders
          necessitates a highly scalable order fulfillment solution. The Company believes that the leading integrated ERP systems do not meet the transaction volume requirements of many manufacturers, distributors, and wholesalers, which can require a solution capable of efficiently processing in excess of 10 million complex order lines per year.

              Globalized Logistics.   Worldwide enterprises must manage their
          businesses across multiple legal entities, in multiple currencies and multiple languages, with product sourcing from a variety of physical locations, including company-owned manufacturing facilities and warehouses, public warehouses, and third-party suppliers. In order to support logistics across this type of global network, ERP systems typically require redundant systems in multiple locations.

              Adaptability for Electronic Commerce.   The virtual enterprise
          concept only can be implemented successfully if there is compatibility between internal and external information systems. Increasingly, electronic data interchange ("EDI") and other modes of electronic communication, such as the Internet, provide links between an enterprise and its customers and suppliers. ERP systems often lack the ease of connectivity required for electronic commerce.

              Timely Implementation. The order fulfillment process is a complex and mission-critical application. Companies require high-performance functionality 24 hours per day, 7 days per week. Many buyers of ERP systems have spent one or more years, and considerable resources, attempting to implement a client/server solution without significant success.

STRATEGY

  The Company's objective is to be the leading global supplier of demand chain management software solutions to manufacturers, distributors, and wholesalers. The key elements of IMI's strategy to achieve this leading position are as follows:

  Target Vertical Markets.   The Company has to date focused its marketing,
sales, and product development efforts towards establishing quality reference customers in specific vertical markets, particularly the consumer packaged goods market and the high-volume wholesale distribution industry. The Company is increasingly targeting other vertical markets which are characterized by a need for highly flexible solutions that can support large and complex transaction volumes, including the health care, automotive parts, electronics, and industrial products sectors as well as the third-party logistics sector.

  Expand Sales, Support, Service, and Marketing Organizations.   IMI
currently sells and supports System ESS through direct sales and support organizations in North America and Europe. IMI plans to continue to invest significantly in expanding its sales, support, service and marketing organizations in North America, Europe and Asia/Pacific. As IMI increasingly targets large, multinational customers and as existing customers migrate their System ESS installations to other divisions internationally, the Company intends to provide sales and support services on a worldwide basis. In fiscal 1997 the Company opened Sales/Support offices in Australia, Germany, and the Netherlands.

  Expand Usage Within Existing Customer Base.   A substantial majority of
the Company's customers are large multinational enterprises that initially have licensed System ESS for use within one or more specific divisions. IMI believes that a significant opportunity exists within its established customer base to expand usage of its software by licensing new sites and additional users.

  Enhance Core Product Functionality.   The Company intends to continue to
focus its product development resources on the development and enhancement of demand chain management software solutions. IMI has over 20 years of experience in developing logistics management software. The Company intends to continue to increase product functionality. IMI currently is funding development efforts to increase order volume throughput, support Windows NT servers, enhance and expand Internet and Intranet applications, and introduce object-oriented technology.

  Integrate with Complementary Products.   The Company believes that the
ability to offer a software product that can integrate seamlessly with selected third party components to provide a comprehensive solution tailored for a particular vertical market is a key competitive advantage. The Company intends to continue to integrate System ESS with complementary planning, manufacturing, finance and decision support systems developed by others. Partner agreements have been signed to that effect with Oracle Corporation, Business Objects S.A., Frontec AMT AB, i2 Technologies, Taxware International, and Jetforms.

  Establish Partnerships to Leverage Third Party Strengths.   In addition to
its direct sales and support organizations, the Company has and will continue to establish partnerships with third parties to assist the Company in developing customer relationships and in successfully customizing and implementing System ESS.


PRODUCTS AND SERVICES

  IMI provides a solution for developing demand chain management systems:
System ESS, a client/server integrated order fulfillment system and a set of robust development tools. In addition, the Company and its third party systems integrator partners provide a complete range of customer services, including training, consulting, and maintenance.


System ESS

  System ESS is an open systems, client/server demand chain management solution that provides full capabilities for managing and executing the entire order fulfillment process, including order management, distribution management, service management, demand replenishment, price and promotion management, global organization management, electronic commerce, and decision support.

  System ESS can currently operate on UNIX server platforms from Hewlett-Packard Corporation, IBM, Digital Equipment Corporation , Sun Solaris, and Sequent Corporation. In April 1997, the Company introduced a new version of System ESS that provides an object-oriented architecture, operates on a Windows NT server platform, supports Internet-based electronic commerce and supports 7 languages in total. System ESS supports Microsoft Windows and Web- and Java-based clients. System ESS makes full use of relational database technology, storing each field in its own column, using descriptive column names and identifying primary key/foreign key relations. Since System ESS makes optimal use of relational database technology, additional third party tools and complementary applications are easily integrated with System ESS. At the time System ESS is delivered to a client and installed on a customer's system, System ESS is fully capable, without additional modification, of providing the functionality described below. In general, relatively little modification to, or customization of, the standard System ESS software is required in order for the software to meet the basic functionality requirements of individual customers.

System ESS solution components include:

  Order Management.   System ESS performs the core customer interaction
functions, including customer order receipt, validation, pricing and invoicing. The order management process initiates and concludes the entire integrated order fulfillment process and enables users to monitor, troubleshoot, and proactively expedite order exceptions throughout the order cycle. System ESS flexibly manages a diverse set of order types, including standard orders, samples, templates, export, assemble to order, stock transfers, and quotes.

  Distribution Management.   System ESS manages the transactional processes
involving inbound and outbound product movement. The distribution management process defines the configuration and interaction of all components in the distribution network, such as warehouses and finished goods. Through tight integration with order management and sophisticated product reserva-tion/allocation methods, System ESS distribution management enables companies to manage efficiently the logistics of fulfilling a customer order. In addition to a comprehensive outbound (pick-pack-ship) and inbound (finished goods receipt and putaway) logistics solution, System ESS provides a solution for customer returns, cross-docking, cycle count/physical inventory, and transportation scheduling.

  Demand Replenishment.   System ESS performs detailed inventory management
functions involving the sourcing and replenishment of goods in the distribution network. System ESS establishes a "pull-driven" environment which optimizes inventory levels and shipment of goods precisely when a customer needs them. Its inventory and replenishment features are tightly integrated with the order management process, synchronizing inventory replenishment with customer demand. The System ESS demand replenishment process integrates with the distribution management process to automatically trigger and execute stock transfers throughout the distribution network, and replenishment orders and drop shipments from outside suppliers. Demand replenishment also supports vendor managed inventory and continuous replenishment programs.

  Price and Promotion Management.   System ESS administers and executes all
product pricing and promotion strategies. Specifically, the System ESS price management process manages the product price list according to geography, customer classification or other user-defined parameters, as well as executing and tracking a wide variety of product discounts, surcharges, accruals, and rebates. System ESS automates business-critical promotion transactions among manufacturers, field sales organizations, and customers to maximize invoice accuracy and minimize administrative costs due to invoice inaccuracies.

  Global Organization Management.   System ESS allows a company to define
its enterprise sales and distribution structures, and manage multiple legal entities, regardless of where they are physically located. It enables companies to maintain flexible business structures that support product flow to global customers, while efficiently handling business transactions worldwide.

  Electronic Commerce.   System ESS provides a complete electronic messaging
architecture that is integrated with all requisite business processes between customers and suppliers, including orders, order changes, and acknowledgments, as well as shipping confirmations and invoices. In addition, through its recently introduced Internet Workbench, System ESS provides order status and tracking for participants in the demand chain, such as buyers, field representatives, and customers. System ESS also supports ISO/Edifact, ANSI/X.12, and UCS EDI standards. The Company currently is developing capabilities for Internet-based order placement.

  Decision Support.   System ESS continuously captures highly detailed data
regarding every customer purchase and related events and stores such data in an information repository suitable for decision support processes. System ESS provides decision support capabilities through a set of Microsoft Windows-based client/server tools called the Customer Service Workbench, which provides tight integration between the System ESS information repository and electronic mail, spreadsheets, and event-trigger facilities. Other functions include integration with Business Objects and the Company's proprietary Economic Value Analyzer, a decision support tool that continuously monitors the return on working capital and contains functions for volume, price, and capital simulations.

  Service Management. In April 1997, IMI introduced its System ESS Service Management component that enables companies to run customer-focused product installation and service operations. The software helps companies manage after-sales product and field service activities -- such as service orders,
warranty tracking, and call handling   integrated with System ESS Order
Management capabilities. It enables efficient management and exchange of customer information to synchronize product installation and service operations with other departments, such as sales, finance, and shipping. Information on customers -- shipments, upgrades, and installations -- needs to be entered only once into the system to be available across an extended enterprise, including remote internal users via corporate Intranets, and customers, suppliers and subcontractors via the World Wide Web.

  Warehouse Management. In fiscal 1997, the Company acquired Ceratina International AB, a Swedish warehouse management software company. Ceratina International (and now the Company) owns the intellectual property rights to "Open Warehouse," a warehouse management package that will be integrated with System ESS. Open Warehouse is an object-oriented software that plans, manages and monitors the day-to-day work in a warehouse optimizing personnel, space, and equipment resources. It operates in UNIX, client/server environments, and soon will have Microsoft Windows NT Server capabilities.


SYSTEM ESS PRICING

The license fee for System ESS is determined based upon number of servers, number of defined users, and the annual number of order lines in the customer's system. During fiscal 1997, license fees for System ESS ranged from $0.5 million to $5.3 million and averaged $1.5 million. The Company expects that license fees will remain at this level or even increase as the Company's product line expands and becomes more sophisticated and manages larger and more geographically dispersed locations. The Company derived approximately 74%, 84%, and 90% of its total revenue in fiscal 1995, 1996 and 1997, respectively, from the licensing of System ESS and providing related services, and the Company expects to derive an even higher percentage of its total revenues from licenses of System ESS and providing related services in future periods.

SYSTEM ESS TOOLS

  The Company supports System ESS with a range of software tools developed by the Company or by third parties. These tools are used by the Company to develop, deliver, and maintain System ESS and by the Company's customers to implement, develop extensions to, and support System ESS.

  TRIM. TRIM is a 4GL application development tool which is optimized for applications involving large transaction volumes and large numbers of concurrent users. TRIM is licensed by the Company from Trifox, Inc. and was used by the Company to develop System ESS. TRIM also is sold as an applications development tool to customers requiring the ability to develop custom applications. See "Proprietary Rights."

  SDCM.   The Software Development and Configuration Manager ("SDCM") tool allows the Company to develop, deliver and maintain System ESS. SDCM also allows customers to develop customized System ESS functionality in a multi-user environment, control the modification of programs, documentation, and databases, as well as manage data security and system integrity in the implementation of System ESS upgrades.

  Event Express.   Event Express allow customers to easily integrate System
ESS with other management information systems, such as financial reporting and manufacturing resource planning systems.

  Business Engineering Workbench.   In April 1997, IMI introduced a
Windows client-based tool focused on enhancing the implementation process. This tool consists of two components: Navigation Express and Implementation Express. Navigation Express provides a comprehensive review of the key System ESS business concepts, routine flows, and implementation codes and parameters. Implementation Express utilizes an upper case facility to graphically document all System ESS business processes, routines, and functions. These graphical views of the System ESS data model provide IMI customers with automated tools for mapping current and future business processes against the System ESS business flows to enhance the overall implementation process.

CUSTOMER SERVICE AND SUPPORT

  The Company believes that providing a high level of customer service and technical support is essential to customer satisfaction and timely implementation of System ESS. As of April 30, 1997, IMI had 223 employees in its customer service and support organization providing software maintenance and support, training, and consulting services.

IMI provides the following services and support to its customers:

  Implementation and Technical Services.   The Company offers its customers
post delivery professional services, consisting primarily of training and implementation services. The Company provides post delivery services pursuant to separate service agreements. Customers also have the option of purchasing implementation services for System ESS. These implementation services typically involve assistance with the integration of System ESS with other existing software applications and databases currently used by the customer. Such existing software applications and databases will vary from customer to customer, but may often include legacy management support, logistics or enterprise resource planning applications. The integration of System ESS with a customer's existing applications allows the customer to more efficiently utilize System ESS by linking data flows between System ESS and various existing applications. Such integration is not, however, a prerequisite to the basic functionality of System ESS. In addition, the Company has established its Demand Chain Alliance ("DCA") Program, which trains and certifies third party providers. DCA participants include: Computer Sciences Corporation and Computer Task Group Limited in the United States, ECsoft Group plc and Tietho in Europe, and CAP Gemini Consulting, Oracle Consulting, and Unisys Corporation worldwide. These companies provide systems integration and expertise to IMI customers and aid in the implementation and ongoing technical consulting of System ESS software solutions. The implementation of System ESS, which, depending on the customer, may include the integration of System ESS with existing customer application software and customer training, typically requires 6 to 12 months. There can be no assurance that delays in the implementation process of System ESS for any given customer will not have a material adverse effect on the Company's business, operating results, and financial condition. See "Risk Factors Lengthy Sales and Implementation Cycles; Increasing Size of Orders" and " Reliance on and Need to Develop Additional Relationships with Third Parties."

  Training Services.   IMI customers can receive, for a fee, training either
at the customer's premises or at one of IMI's offices. Course offerings are divided into four primary blocks: System ESS, Oracle Financials, System Administration and System Development. Customers who purchase training services receive training in the use of System ESS, particularly in the use of some of the software's more advanced features. Customers often purchase training services as a means of efficiently introducing those staff members who will be users of the software to the basic operation of the system. Such training services are not, however, necessary to allow System ESS to function.

  Customer Support.   The Company has fully-staffed support centers in
Australia, the United States, the United Kingdom, and Sweden. IMI provides 24 hour a day, 7 day a week support through telephone and electronic mail, and uses logging/tracking systems for quality assurance.

CUSTOMERS

  The Company's target customers are multinational manufacturers, distributors and wholesalers in the consumer packaged goods, health care, electronics, automotive parts, and industrial products sectors, as well as other high-volume wholesalers. As of April 30, 1997, the Company licensed the current version of System ESS to 47 customers worldwide. The following table sets forth the license date and territory with respect to each of the Company's customers as of April 30, 1997:



   Fiscal 1995             Fiscal 1996                   Fiscal 1997
Alpina (Columbia)        Alko (Finland)              Spicers (UK, France)
Campbell Soup (USA)      Canon (USA)                 Land O'Lakes (USA)
Coats & Clark (USA)      Carlton United Breweries    Landstingsservice
                            (Australia)                 (Sweden)
Dannon (USA)             First Brands (USA)          Skyway Freight Systems
                                                        (USA)
SLL Healthcare (Sweden)  Hartz Mountain (USA)        Ralcorp (USA)
SLO (Finland)            Hormel Foods (USA)          Forlagscentralen (Norway)
                         Kellogg (worldwide)         ColorLine (Norway)
                         Kiiltoo (Finland)           Agway (USA)
                         MoDo Merchants (UK)         Black & Decker (USA)
                         Posten Logistik (Sweden)    ProSource (USA)
                         Unisys (worldwide)          British  Airways (UK)
                                                     Satair (Denmark)
                                                     Paragon (USA)
                                                     Starbucks (USA)
                                                     Nike (Japan)
                                                     Pioneer Standard (USA)
                                                     Fel-Pro (USA)

New license sales are often for large dollar amounts, typically ranging from $0.5 million to $5.3 million, and averaging $1.5 million and, therefore, individual customers have often accounted for more than 10% of total revenues in particular quarterly periods. For the year ended April 30, 1995, the Company recorded revenues from two customers which comprised 13% and 12% of total revenues, respectively. For the years ended April 30, 1996, and April 30, 1997, the Company had no single customer representing more than 10% of total revenues. The Company believes that the loss of any of its customers would not have a material adverse effect upon the Company's business, operating results, or financial condition. Although the Company does not expect any of its current customers to account for 10% or more of its total revenues in fiscal 1998, the Company expects that individual customers (the identity of which likely will change on a quarterly basis) will continue to account for 10% or more of the Company's total quarterly revenues in future periods.

SALES AND MARKETING

  The Company sells and supports its products through direct sales and support organizations in Sweden, the United States, Germany, the Netherlands and the United Kingdom. The Company maintains corporate headquarters in Stockholm, Sweden, as well as facilities for product development, sales, and support, and has sales and/or support services offices in Tarrytown, New York; Boston, Massachusetts; Marlton, New Jersey; Chicago, Illinois; Houston, Texas; Los Angeles, California; London, United Kingdom; Manchester, United Kingdom; Stuttgart, Germany; Utrecht, the Netherlands; and Gothenburg, Linkoping, and Hassleholm, Sweden. As of April 30, 1997, the Company employed 57 sales and marketing personnel. The Company intends to increase expenditures to expand its direct sales and marketing organizations in the United States, Europe, and Asia/Pacific. To support its direct sales force, the Company conducts marketing programs that include public relations, direct mail, trade shows, product seminars, user group conferences, and ongoing customer communication programs.

  The Company also relies on informal arrangements with a number of consulting and systems integration firms to enhance its marketing, sales and customer support efforts, particularly with respect to implementation and support of its products as well as lead generation and assistance in the sale process. The Company expects to continue to rely significantly upon such third parties for marketing and sales, lead generation, product implementation, customer support services, and end user training. See "Risk
Factors Dependence upon Successful Expansion of Sales, Support, Service, and Marketing Organizations." For certain geographic information relating to the Company's revenues by customer location and income (loss) from operations and identifiable assets by operating subsidiary location, see Note 18 of Notes to Consolidated Financial Statements. The Company also relies on informal arrangements with a number of consulting and systems integration firms to enhance its marketing, sales, and customer support efforts, particularly with respect to implementation and support of its products as well as lead generation and assistance in the sale process. The Company expects to continue to rely significantly upon such third parties for marketing and sales, lead generation, product implementation, customer support services, and end user training. See "Risk Factors Reliance on and Need to Develop Additional Relationships with Third Parties."

  In January, 1997, the Company entered into an Agreement with Oracle Corporation ("Oracle") which joins the Company, Oracle, and other leading software vendors in a partnership alliance which will integrate the Company's solution for the consumer packaged goods industry ("CPG") with the software of the others. Pursuant to the Agreement, the Company will be able to take advantage of Oracle's global sales and support resources in ERP sales to the CPG market. Pursuant to the Agreement, the Company and Oracle will work closely in the integration, development, implementation, and support of System ESS as part of the comprehensive CPG solution. The Company alone or with the assistance of third parties including Oracle continues to sell System ESS as a point solution in the CPG industry and in all other markets. During the fiscal years ended April 30, 1996, and 1997, 58% and 63%, respectively, of the Company's license revenues, and 24% and 35%, respectively, of the Company's total revenues, were derived from customers introduced to the Company as a result of its relationship with Oracle.

  Because the licensing of the Company's products generally involves a significant capital expenditure by the customer, the Company's sales process is subject to the delays and lengthy approval processes that are typically involved in such expenditures. For these and other reasons, the sales cycle associated with the licensing of the Company's products varies substantially from customer to customer and typically lasts between 6 and 12 months, during which time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and experience a number of significant delays, over which the Company has no control. In addition the Company's quarterly operating results are subject to certain seasonal fluctuations as a result of the calendar year end budgeting focus of many of its customers, vacation schedules, and sales force incentives. See "Risk Factors Lengthy Sales and Implementation Cycle; Increasing Size of Orders." In addition the Company's quarterly operating results are subject to certain seasonal fluctuations. See "Risk Factors Significant Fluctuations in Quarterly Operating Results and Seasonality; Potential Quarterly Losses" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

PRODUCT DEVELOPMENT

  The Company has devoted significant resources to product development since its inception and has increased such investments in recent years. The Company's product development expenses for the year ended April 30, 1995, 1996 and 1997 were $7.0 million, $6.8 million, and $9.9 million, respectively. As of April 30, 1997, the Company employed 93 people in product development. The Company intends to increase its expenditures in product development in future periods.

  The Company believes that its future success depends upon its ability to continue to enhance existing products, respond to changing customer requirements, and develop and introduce new or enhanced products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed and changing heterogeneous hardware platforms, operating systems, relational databases, and networks. For example, as certain of the Company's customers started to utilize Windows NT or other operating platforms, it was necessary for the Company to enhance its System ESS products to operate on such platforms in order to meet these customers' requirements. The Company recently has released a new version of System ESS that operates on the Windows NT server platform, supports Internet-based electronic commerce and supports 5 additional languages. However, there can be no assurance that the Company will be successful in developing enhanced versions of System ESS or new products on a timely basis, or that such enhancements or new products, when introduced, will achieve market acceptance or will adequately address the changing needs of the marketplace. See "Risk Factors Rapid Technological Change and Requirement for Frequent Product Transitions."

EMPLOYEES

  As of April 30, 1997, the Company employed a total of 403 full-time employees, including 248 in Sweden, 104 in the United States, 44 in the United Kingdom, 5 in the Netherlands, and 2 in Germany. The Company believes its future success will depend in part upon its ability to attract and retain highly skilled management, marketing, sales, consulting, and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating and retaining such personnel in the future. Of the Company's 403 full-time employees, 57 are in sales and marketing, 223 are in technical support and maintenance, 93 are in product development, and 30 are in general administrative functions. IMAB voluntarily complies with the Swedish Act of Board Representation for Employees, which provides employees of certain companies the right to elect representatives to IMAB's board of directors. The Company does not have any collective bargaining agreements with its employees and believes that its employee relations are good. See "Risk Factors Dependence on and Need to Hire Additional Personnel in All Areas."

RISK FACTORS

  Significant Fluctuations in Quarterly Operating Results and Seasonality;
Potential Quarterly Losses.   The Company has experienced, and expects to
continue to experience, significant fluctuations in quarterly operating results that may be caused by many factors, including, among others: the size and timing of orders for the Company's products; the lengthy sales and implementation cycle for the Company's products and delays in the implementation process; introduction or enhancement of products by the Company or its competitors; changes in pricing policy of the Company or its competitors; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop, introduce and market new products and new versions of existing products; quality control of products sold; market readiness to deploy demand chain management products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; the Company's success in expanding its sales, support, service and marketing organizations; personnel changes; fluctuations in foreign currency exchange rates; mix of license and service and maintenance revenues and general economic conditions. Because a significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from large orders, the timing of orders and their fulfillment has caused, and is expected to continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its direct sales force, and the timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. As a result of these and other factors, the Company believes that period-to-period quarterly comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  The Company's quarterly operating results are also subject to certain seasonal fluctuations. The Company's revenues, particularly its license revenues, are typically strongest in its third and fourth fiscal quarters, which end January 31 and April 30, respectively, and weakest in its first and second fiscal quarters, which end July 31 and October 31, respectively. The Company's revenues and operating results in its third fiscal quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting rules, while revenues and operating results in its fourth fiscal quarter typically benefit from the efforts of the Company's sales force to meet fiscal year-end sales quotas. Like many enterprise application software vendors with large average order sizes, the Company's revenues and operating results are typically lower in its first and second fiscal quarters, as the Company's sales force initiates sales activity directed to achieving fiscal year-end goals. In addition, the Company's first and second fiscal quarters include the months of July and August, when both sales and billable customer services activity, as well as customer purchase decisions, are reduced, particularly in Europe, due to summer vacation schedules. As a result of these seasonal factors, the Company historically has experienced operating losses in its first and/or second fiscal quarters and may continue to experience losses in such quarters in the future.

  The Company's future quarterly revenues are difficult to forecast in part because the demand chain management software market is an emerging market that is subject to rapid change. Further, because the Company generally ships software products within a short period after receipt of an order, it typically does not have a material backlog of unfulfilled orders. License revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and cannot be predicted with any degree of certainty. In addition, the Company typically recognizes a significant portion of license revenue in the last two weeks of a quarter. Any significant shortfall of license revenues in relation to the Company's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results and financial condition. Due to the foregoing factors, it is possible that in future periods the Company's revenues and thus its operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially and adversely affected.

  Lengthy Sales and Implementation Cycle; Increasing Size of Orders.   The
sale and implementation of the Company's products generally involves a significant commitment of resources by prospective customers. During fiscal 1997, license fees for System ESS generally ranged from $0.5 million to $5.3 million, and averaged $1.5 million. The Company expects that license fees will continue to increase in size and the implementation of the Company's products will become more complex as System ESS is used to manage larger and more geographically dispersed installations. As a result, the Company's sales process often is subject to delays associated with lengthy approval processes attendant to significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products varies substantially from customer to customer and typically lasts between 6 and 12 months, during which time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and experience a number of significant delays over which the Company has no control. Any significant or ongoing failure by the Company to ultimately achieve such sales could have a material adverse effect on the Company's business, operating results, and financial condition. In addition, following license sales, the implementation of System ESS typically involves 6 to 12 months for customer training and integration of System ESS with the customer's other existing systems. The Company may provide such post delivery implementation services pursuant to a separate service agreement. A successful implementation requires a close working relationship between the Company, the customer and, generally, third party consultants and systems integrators who assist in the process. There can be no assurance that delays in the implementation process of System ESS for any given customer will not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business Products and Services" and "Sales and Marketing."

  Dependence upon Successful Expansion of Sales, Support, Service, and
Marketing Organizations.   The Company's future success depends upon the
successful expansion of its sales, support, service, and marketing organizations and its ability to establish indirect distribution channels, including resellers, systems solution vendors, application software vendors and systems integrators. The Company currently plans to increase significantly its expenditures, to expand its direct sales force in the United States, Europe, and Asia/Pacific and elsewhere, to develop additional indirect distribution channels and to expand significantly its customer service and support organizations which are required to support increased license sales. Although the Company believes that such expenditures ultimately will improve the Company's operating results, to the extent such expenditures are incurred and revenues do not correspondingly increase, the Company's operating results will be materially and adversely affected. Further, if the Company is unable to expand its sales, support, service and marketing organizations and develop additional distribution channels on a timely basis, the Company's business, operating results and financial condition could be materially and adversely affected. See "Business Sales and Marketing."

  Risks Associated with Multinational Operations.   The Company's products
currently are marketed in the United States, Sweden, Germany, the Netherlands, the United Kingdom and approximately 10 other countries world-wide. During fiscal 1997, approximately 80% of the Company's total revenues were derived from sales outside of Sweden, principally in the United States and, to a lesser extent, the United Kingdom, and the Company expects that sales in the United States, the United Kingdom, other European countries, Asia/Pacific, and elsewhere outside of Sweden will continue to be significant in the future as the Company expands the implementation of its products across multinational companies. Such international expansion may require that the Company establish additional offices and hire additional personnel outside Sweden and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins and ability to achieve and sustain profitability. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and the Company's business, operating results, and financial condition could be materially and adversely affected. Further, the Company intends to expand its international operations by increasing the number of direct customer support personnel in existing markets and additional international markets. Accordingly, the Company's business, and its ability to expand its operations internationally, is subject to risks inherent in international business activities, including, in particular, general economic conditions in each country, foreign currency exchange rate fluctuations, overlap of different tax structures, management of an organization spread over various countries, unexpected changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer accounts receivables payment cycles in certain countries. Other risks associated with international operations include import and export licensing requirements, trade restrictions, and changes in tariff rates. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's ability to expand its international operations and, in general, its business, operating results, and financial condition. See "Business Sales and Marketing."

  Management of Growth.   The Company currently is experiencing a period of
rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial, and operational resources. The Company increased the size of its direct sales force from 33 people at April 30, 1996, to 48 people at April 30, 1997, and the number of customer service and support personnel from 155 people at April 30, 1996, to 223 people at April 30, 1997. The Company plans to continue to expand internationally and to continue to increase the number of its sales, support, service, and marketing and customer support personnel significantly in fiscal 1998, which planned expansion, if achieved, would place a further strain on the Company's resources and increase operating costs. The Company's ability to manage its staff and growth effectively will require it to continue to improve its operations, financial, and management controls, and reporting systems and procedures, to train, motivate and manage its employees, and, as required, install new management information and control systems. There can be no assurance that the Company will implement improvements to such management information and control systems in an efficient and timely manner or that, if implemented, such improved systems will be adequate to support the Company's operations. Any inability of the Company to successfully manage future expansion, if any, could have a material adverse effect on the Company's business, financial condition, or operating results.

  Dependence on and Need to Hire Additional Personnel in All Areas.   The
Company's future performance depends in part upon the continued service of its key members of management, as well as sales, support, service and marketing and product development personnel. The Company does not have, and does not intend to obtain, key man life insurance on any of its executive management personnel. The loss of one or more of the Company's key personnel could have a material adverse effect on the Company's business, operating results, and financial condition. The Company believes its future success will depend in part upon its ability to attract and retain highly skilled management, sales, support, service, and marketing and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating, and retaining such personnel in the future. Failure to attract, assimilate, and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business Employees".

  Reliance on and Need to Develop Additional Relationships with Third
Parties.   The Company relies on informal arrangements with a number of consulting and systems integration firms to enhance its sales, support, service, and marketing efforts, particularly with respect to implementation and support of its products as well as lead generation and assistance in the sale process. Such firms include Computer Sciences Corporation, Computer Task Group Limited, and SHL Systemshouse, Inc. in the United States and Cap Gemini, Tietho and ECsoft Group plc in Europe. The Company expects to continue to rely significantly upon such third parties for marketing and sales, lead generation, product implementation, customer support services, and end user training. The Company will need to expand its relationships with these parties and enter into relationships with additional third parties in order to support revenue growth. Many such firms have similar, and often more established, relationships with the Company's principal competitors. There can be no assurance that these and other third parties will provide the level and quality of service required to meet the needs of the Company's customers, that the Company will be able to maintain an effective, long term relationship with such third parties, or that such third parties will continue to meet the needs of the Company's customers. If the Company is unable to develop and maintain effective relationships with these and other third parties, or if such parties fail to meet the needs of the Company's customers, the Company's business, operating results, and financial condition could be adversely affected. Further, there can be no assurance that these third party implementation providers, many of which have significantly greater financial, technical, personnel, and marketing resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products. See "Business Products and Services" and " Sales and Marketing."

  Relationship with Oracle Corporation. The Company has entered into a written agreement with Oracle pursuant to which the two companies have agreed to market the Oracle Solution Suite incorporating the Company's System ESS software to potential customers in the consumer packaged goods industry. The Oracle Solution Suite incorporates, in addition to System ESS software, Oracle software and other complementary software owned by third parties. The agreement deals with development of component software, integration, marketing, and support. Pursuant to the written agreement, Oracle pays the Company the total fees that Oracle receives from the customer less specified percentages. The Company has the right to market System ESS to customers in the consumer packaged goods industry as a point solution or in any other manner which does not encompass all of the elements of the Oracle Solution Suite. In addition, outside of the scope of the Oracle Solution Suite, the Company and Oracle periodically enter into separate agent agreements with respect to a customer authorizing Oracle to license the Company's System ESS software to that customer. Pursuant to the agent agreements, Oracle pays to the Company a specified amount for the particular license. For the fiscal year ended April 30, 1997, 63% of the Company's license revenues and 35% of the Company's total revenues was derived from customers introduced to the Company by Oracle pursuant to this agreement. As such, the Company's operating results depend to a large extent upon the effectiveness of Oracle's efforts under such arrangements, which the Company cannot control. Accordingly, there can be no assurance that Oracle will not market software products (including software products developed by Oracle) in competition with the Company in the future or that Oracle will not otherwise curtail or discontinue the Agreement at the end of the initial term, or cease recommending the Company and its products to potential customers, any of which could have a material adverse effect on the business, operating results, and financial condition of the Company. See "Business Sales and Marketing."

  Competition.   The Company's products are targeted at the emerging market for demand chain management software products, which is intensely competitive and characterized by rapid technological change. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the supply and demand chain as well as the enterprise as a whole. These competitors include (i) enterprise application software vendors, such as SAP AG ("SAP"), which currently offer sophisticated client/server ERP solutions,
(ii) companies offering standardized or customized products on mainframe and/or mid-range computer systems, (iii) internal development efforts by corporate information technology departments, (iv) smaller independent companies which have developed or are attempting to develop advanced logistics and execution software which complement or compete with the Company's software solutions and (v) other business application software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced logistics and execution software. In connection with specific customer evaluations, certain ERP and other application software vendors have from time to time jointly marketed the Company's products as a complement to their own systems. To the extent such vendors develop or acquire systems with functionality comparable or superior to System ESS, their significant installed customer base, long-standing customer relationships, and ability to offer a broader solution could provide a significant competitive advantage over the Company. In addition, many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and competitors' innovations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. The Company also expects to face additional competition as other established and emerging companies enter the market for order fulfillment software and new products and technologies are introduced. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share, resulting in price reductions, fewer customer orders and reduced gross margins, any one of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Principal Product.   The Company derived approximately 90%
of its total revenues in fiscal 1997 from the licensing of the Company's System ESS software and providing related services. License and service and maintenance revenues related to System ESS are expected to continue to represent a significant percentage of the Company's revenues in the future. The Company's success depends on continued market acceptance of System ESS software and services as well as the Company's ability to introduce new versions of System ESS or other products to meet the evolving needs of its customers. There can be no assurance that System ESS will continue to achieve market acceptance or that the Company will introduce enhanced versions of System ESS on a timely basis, or at all, to meet the evolving needs of its customers. Any reduction in demand for System ESS, increased competition in the market for demand chain management software, technological change, or other factors could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
"Business Products and Services."

  Dependence on Emerging Market for Demand Chain Management Software.   The
Company currently derives, and is expected to continue to derive, substantially all of its revenues from licenses and services related to System ESS, a client/server demand chain management software product. Although demand for System ESS has grown in recent periods, the market for enterprise-wide management software in general, and for demand chain management software in particular, is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will continue to adopt System ESS. The Company has spent, and intends to continue to spend, considerable resources educating potential customers generally about demand chain management, about the need for order fulfillment software solutions and specifically about System ESS. However, there can be no assurance that such expenditures will enable System ESS to achieve any additional degree of market acceptance. If the demand chain management software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition could be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
"Business Products and Services."

  Rapid Technological Change and Requirement for Frequent Product
Transitions.   The market for the Company's products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new or enhanced products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. The System ESS client operates on Windows 3.1, Windows 95, and Windows NT platforms. System ESS provides support for 7 languages. System ESS can currently operate on server platforms for Hewlett-Packard Corporation, IBM, Digital Equipment Corporation, and Sequent Corporation. The Company to enhance its System ESS products to operate on such platforms in order to meet customers' requirements. There can be no assurances that the Company will be successful in developing enhanced versions of System ESS or new products on a timely basis, or that such enhancements or new products, when introduced, will achieve market acceptance or will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition could be materially and adversely affected. See "Business Product Development."

  Risk of Software Defects.   Software products as complex as those offered
by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company has in the past released products with defects, discovered software errors in certain of its new versions after introduction, and experienced delays or lost revenue during the period required to correct these errors. The Company regularly introduces new releases and periodically introduces new versions of System ESS. There can be no assurance that, despite testing by the Company and by its customers, defects and errors will not be found in existing products or in new products, releases, versions, or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation, loss of or delay in market acceptance, or require product changes, any of which could have a material adverse effect upon the Company's business, operating results, and financial condition. See "Business Products and Services."

  Product Liability.   The Company's license agreements with customers
typically contain provisions designed to limit the Company's exposure to potential product liability claims. The limitation of liability provisions contained in such license agreement may not be effective. The Company's products are generally used to manage data critical to large organizations, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. A successful liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, and financial condition. See "Business Products and Services."

  Dependence on Proprietary Technology; Risks of Infringement.   The
Company's success depends, in part, upon the protection of its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and license arrangements to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company licenses its software pursuant to signed license agreements that impose restrictions on the licensee's ability to utilize the software and generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy the Company's. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States or Sweden. Accordingly, products or otherwise obtain and use the Company's proprietary technology without authorization. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate illegally the Company's products.

  The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers increasingly will be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

  Exposure to Currency Fluctuations.   A significant portion of the
Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, the German mark, and the Dutch guilder. The Company incurs a significant portion of its expenses in Swedish kronor, including all of its product development expenses and a substantial portion of its general and administrative expenses. As a result, appreciation of the value of the Swedish krona relative to the other currencies in which the Company generates revenues, particularly the U.S. dollar, could adversely affect operating results. The financial statements of the Company are translated from the functional currency of the operating subsidiaries into U.S. dollars, the Company's reporting currency, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the reporting period, and revenues and expenses are translated at the average exchange rate during the period. All translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity. Fluctuations in the Swedish krona and other currencies relative to the U.S. dollar will effect period to period comparison of the Company's reported results of operations. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Uncertainty of Realizability of Deferred Tax Asset.   At April 30, 1997,
the Company had approximately $2.8 million of gross deferred tax assets comprised primarily of net operating loss carryforwards in Sweden. Such net operating loss carryforwards are available for an indefinite period of time. The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax asset such that a valuation allowance has been recorded. These factors include the Company's history of net losses, the Company's limited profitability in recent periods, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, and the uncertainty regarding market acceptance of new versions of the Company's System ESS. Accordingly, the Company has recorded a valuation allowance with respect to a portion of such deferred tax asset. The Company will continue to assess the realizability of the deferred tax assets based upon actual and forecasted operating results. Estimated future earnings necessary to fully realize the net deferred tax asset are $5.6 million. Such earnings are currently forecasted to be realized within the next fiscal year. There can be no assurance that future earnings, if any, will meet currently forecasted levels, however it is management's opinion that the realization of such earnings in the future is more likely than not. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Holding Company Structure.   All of the operations of the Company are and
will be conducted through direct and indirect subsidiaries. The Company's cash flow will depend upon the operating results and cash flow of its subsidiaries and the payment of funds by those subsidiaries to the Company in the form of loans, dividends, or otherwise. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to the Company, whether in the form of loans, dividends, or otherwise. Applicable law in certain countries may limit the ability of a subsidiary to pay dividends in the absence of sufficient distributable reserves or for other reasons. The Company's Swedish, United Kingdom, German, Dutch, French, and United States subsidiaries are not subject to any current exchange controls. However, future exchange controls in these counties, or the existence of such controls in other countries in which the Company establishes subsidiaries could limit or restrict the ability of the Company to obtain loans, dividends, or otherwise access financial resources in such subsidiary. In addition, the Company's subsidiaries may from time to time in the future become parties to financing arrangements which may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to the Company. In the event of any insolvency, bankruptcy, or similar proceedings, creditors of the subsidiaries would generally be entitled to priority over the stockholders of the Company with respect to assets of the affected subsidiary.

  Effect of Certain Charter Provisions; Antitakeover Effects of the
Company's Charter, Bylaws and Delaware Law.   The Company's Board of Directors
has the authority to issue up to 15,000,000 shares of Preferred Stock and to determine the price, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying, deferring or preventing a change of control of the Company. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest involving the Company, which could adversely affect the market price of the Company's Common Stock.

ITEM 2. FACILITIES

  The Company's principal administrative, sales, marketing, product development and support facilities are located in Stockholm, Sweden, where the Company leases approximately 50,000 square feet under a lease agreement that expires in September 2000. The Company also leases office space for its six sales and service offices in the United States, three in Sweden, two in the United Kingdom, one in Germany and one in the Netherlands. The Company believes that its offices in the United States and the United Kingdom are adequate to allow the Company to expand according to its plans for the next two fiscal years.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any legal proceeding that would have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1997.
PAGE

                            PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock, $.01 par value, has traded on the Nasdaq National Market under the symbol "IMIC" since September 26, 1996. Prior to the commencement of the Company's initial public offering on that date, there was no public market for the Company's Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share for the respective quarterly periods, as reported in published financial sources.

Fiscal Year 1997                                    High            Low

Second Quarter (ended October 31,1996)               12              9
Third Quarter (ended January 31, 1997)               13              7 1/2
Fourth Quarter (ended April 30, 1997)                 9              6

As of June 30, 1997, there were 34 shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

DIVIDEND POLICY

The Company has never declared or paid any dividends on its Common Stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business. The Swedish Company Act imposes certain limitations on the ability of IMAB to pay dividends to the Company.

PAGE

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this Form 10-K and the Consolidated Financial Statements and Notes thereto and the other financial information included in Item 14 of this Form 10-K. The selected consolidated financial data set forth below for the Company as of April 30, 1996, and 1997, and for each of the three years in the period ended April 30, 1997, are derived from audited financial statements included elsewhere herein. The selected consolidated financial data set forth below for the Company as of April 30, 1993, 1994, and 1995, and for each of the two years in the period ended April 30, 1994, are derived from the financial statements not included elsewhere herein.

Five Year Review:

                                                          Year Ended April 30,
                                             1993        1994      1995      1996       1997
                                                  (in thousands, except per share data)
Consolidated Statement of Operations Data:
        Revenues:
            Licenses ..................  $  5,698    $  5,254  $ 10,661   $15,474   $ 26,147
            Services and maintenance ..    15,648      11,950    14,543    23,103     31,747
            Other .....................     2,450       1,576     2,540     1,432      1,718
                                           ------      ------    ------    ------     ------
            Total revenues ............    23,796      18,780    27,744    40,009     59,612
                                         --------      ------    ------    ------     ------
        Cost of revenues:
            Licenses ..................     1,136         721     2,172     2,717      1,540
            Services and maintenance ..    11,854      10,030    12,424    16,813     22,871
            Other .....................     2,417         831     2,252       947      1,001
                                           ------      ------    ------    ------     ------
            Total cost of revenues ....    15,407      11,582    16,848    20,477     25,412
                                           ------      ------    ------    ------     ------
            Gross profit ..............     8,389       7,198    10,896    19,532     34,200
                                           ------      ------    ------    ------     ------
        Operating expenses:
            Product development .......     3,593       5,517     7,009     6,822      9,935
            Sales and marketing .......     2,693       3,056     5,720     7,746     14,997
            General and administrative.     4,431       3,688     4,192     3,579      4,399
                                           ------      ------    ------    ------     ------

            Total operating expenses ..    10,717      12,261    16,921    18,147     29,331
                                           ------      ------    ------    ------     ------
        Income (loss) from operations .    (2,328)     (5,063)   (6,025)    1,385      4,869
        Other income (expense):
            Gain on sale of subsidiary(1)   1,291          --        --        --         --

            Interest income ...........         8          40        15        13        643
            Interest expense ..........      (584)       (229)     (689)     (744)      (253)
            Miscellaneous income (expense)     82        (227)     (384)      (12)       (21)
                                          -------      ------    ------     ------    ------
        Income (loss) from continuing
          operations before income taxes   (1,531)     (5,479)   (7,083)      642      5,238
        Provision (benefit) for income taxes  122          40      (941)     (781)      (190)
                                           ------      ------    ------    ------     ------
        Income (loss) from continuing
          operations ..................    (1,653)     (5,519)   (6,142)    1,423      5,428
        Income (loss) from discontinued
          operations ..................      (156)       (151)     (246)      327        374
        Gain on sale of discontinued
          operations (net of income tax
          of $372,000).................        --          --        --        --      1,100
                                          -------     -------    ------    ------     ------
        Net income (loss) .............  $ (1,809)   $ (5,670) $ (6,388) $  1,750   $  6,902
                                         ========    ========  ========  ========   ========

        Pro forma net income per share data(2):
        Income from continuing operations                                $   0.06     $ 0.20
        Income from discontinued operations                                  0.01       0.01
        Gain on sale of discontinued operations                                --       0.04
                                                                         --------     ------
        Pro forma net income per share                                   $   0.07     $ 0.25
                                                                         ========     ======
        Pro forma shares used in per share calculation                     25,223     28,063
                                                                         ========     ======


                                                                   April 30,
                                             1993        1994        1995        1996       1997

                                                                (in thousands)
Consolidated Balance Sheet Data:
 Cash and cash equivalents ............   $    99     $    75     $   160     $   558   $ 9,023
 Short-term investments ...............        --          --           --         --     9,952
 Working capital (3) ..................     3,714         174      (3,478)     (1,364)   30,831
 Total assets .........................    15,630      13,364      15,508      21,324    50,963
 Capital lease obligations,
   less current portion ...............        --          18         267         624       554
 Total stockholders' equity ...........      5,513      1,779      (2,097)        502    34,754

(1) During the fiscal year ended April 30, 1993, the Company sold all of its interest in Systecon AB, a wholly-owned subsidiary. The gain recognized on the sale represents the excess of the sales price over the Company's book basis. During fiscal 1993, Systecon AB generated revenues of $3.1 million.

(2) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in calculating pro forma net income per share.

(3) The Company's working capital position is due, in part, to the classification of the Company's credit facilities as short-term borrowings. See Note 8 of Notes to Consolidated Financial Statements.
PAGE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the "Business" section of this Report. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the provisions of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the expectations expressed in this Report or elsewhere. The risks and uncertainties that may affect the business, operating results, or financial condition of the Company include those set forth in this "Management's Discussion and Analysis of Financial Condition" and Results of Operations and under "Risk Factors".

OVERVIEW

  IMI develops, markets and supports client/server application software that enables manufacturers, distributors and wholesalers to more effectively manage the demand chain. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991. In 1993, the Company introduced its current generation product, System ESS, which was designed to meet the needs of multinational manufacturers, distributors, and wholesalers. Since that time, the Company's operating expenses have increased substantially as the Company has made significant investments outside Sweden in sales and marketing, customer support, and product development related to System ESS. As a result of these investments, greater market acceptance of System ESS and expansion of its business outside Sweden, the Company's revenues have grown in recent years, increasing from $40.0 million in fiscal 1996 to $59.6 million in fiscal 1997. The Company has been profitable in its two most recent fiscal years, but there can be no assurance that the Company will sustain profitability on a quarterly or annual basis in the future.

  A substantial majority of the Company's revenues in the last three years have been attributable to license fees and related services, including software maintenance and support, implementation, consulting, and training. Recently, the Company has experienced an increase in license revenues as a percentage of total revenues due to an increase in individual licenses of System ESS to multinational manufacturers, distributors, and wholesalers. The Company expects that license and services revenues related to System ESS will continue to constitute predominantly all of the Company's revenues in the foreseeable future. License revenues are recognized upon the signing of the license agreement and shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. Annual maintenance and support revenues consist of ongoing support and product updates and are recognized ratably over the term of the maintenance agreement. Revenues from implementation, training, and consulting services are recognized when the relevant services are performed. The Company recognized revenues, in all periods presented, in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition."

  Revenues from sales to customers outside Sweden increased significantly from $26.5 million in fiscal 1996 to $48.1 million in fiscal 1997 as the Company established and expanded its direct sales activities in the United States and Asia/Pacific. Revenues from sales in the United States increased from $18.2 in fiscal 1996 to $29.8 million in fiscal 1997, revenues from sales in Europe increased from $19.8 million in fiscal 1996 to $23.9 million in fiscal 1997, and revenues from sales in Asia/Pacific increased from $2.0 million to $6.0 million over the same period.

  The Company plans to increase expenditures in order to fund the continued expansion of its worldwide operations, including greater levels of product development and larger and more geographically dispersed sales, support, service, and marketing organizations. Although the Company believes such expenditures will ultimately improve the Company's operating results, to the extent such expenditures are incurred and revenues do not correspondingly increase, the Company's operating results will be materially adversely affected. Future operating results will depend on many factors, including the growth of the demand chain management software market, market acceptance of the Company's products, competition, the success of the Company's expansion of its sales, support, service, and marketing organizations, general economic conditions, and other factors.

  A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, German mark, and Dutch guilder. The Company incurs a significant portion of its expenses in Swedish kronor, including all of its product development expenses and a substantial portion of its general and administrative expenses. As a result, appreciation of the value of the Swedish krona relative to the other currencies in which the Company generates revenues, particularly the U.S. dollar, could adversely affect operating results. The financial statements of the Company are translated from the functional currency of the operating subsidiaries into U.S. dollars, the Company's reporting currency, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the reporting period, and revenues and expenses are translated at the average exchange rate during the period. All translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity. Fluctuations in the Swedish krona and other currencies relative to the U.S. dollar will affect period to period comparison of the Company's reported results of operations. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate.

RESULTS OF OPERATIONS

  For the fiscal periods indicated, the following table sets forth the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                        Year Ended April 30,
                                    1995        1996        1997

Consolidated Statement of Operations Data:
Revenues:
  Licenses .....................    38.4 %      38.7 %      43.9 %
  Services and maintenance .....    52.4        57.7        53.2
  Other ........................     9.2         3.6         2.9
                                   -----       -----       -----
     Total revenues ............   100.0       100.0       100.0
                                   -----       -----       -----
Cost of revenues:
  Licenses .....................     7.8         6.8         2.6
  Services and maintenance .....    44.8        42.0        38.3
  Other ........................     8.1         2.4         1.7
                                   -----       -----       -----
     Total cost of revenues ....    60.7        51.2        42.6
                                   -----       -----       -----
     Gross profit ..............    39.3        48.8        57.4
                                   -----       -----       -----
Operating expenses:
  Product development ..........    25.3        17.1        16.7
  Sales and marketing ..........    20.6        19.4        25.1
  General and administrative ...    15.1         8.9         7.4
                                   -----       -----       -----
     Total operating expenses ..    61.0        45.4        49.2
                                   -----       -----       -----
Income (loss) from operations ..   (21.7)        3.4         8.2
Other income (expense):

  Interest income ..............     0.1         0.0         1.1
  Interest expense .............    (2.5)       (1.9)       (0.4)
  Miscellaneous income (expense)    (1.4)        0.0         0.0
                                   -----       -----       -----
Income (loss) from continuing
 operations before income taxes    (25.5)        1.5         8.9
Provision (benefit) for
 income taxes ..................    (3.4)       (2.0)       (0.3)
                                   -----       -----       -----
Income (loss) from continuing
 operations ....................   (22.1)        3.5         9.2
Income (loss) from discontinued
 operations ....................    (0.9)        0.8         0.6
Gain on sale of discontinued
 operations ....................      --          --         1.8
                                   -----       -----       -----

Net income (loss) ..............   (23.0)%       4.3 %      11.6 %
                                   =====       =====       =====

COMPARISON OF FISCAL YEARS 1997, 1996, and 1995

REVENUES

  Total revenues consist of revenues derived from sales of software licenses and related services, including software maintenance and support, implementation, consulting and training. Total revenues increased 49.0% to $59.6 million in fiscal 1997 from $40.0 million in fiscal 1996 and increased 44.2% in fiscal 1996 from $27.7 million in fiscal 1995. The increase in revenues during these periods was primarily due to increased license fees from the Company's System ESS product and related service and maintenance fees.

  Licenses.   License revenues increased 69.0% to $26.1 million in fiscal
1997 from $15.5 million in fiscal 1996 and increased 45.1% in fiscal 1996 from $10.7 million in fiscal 1995. License revenues constituted 43.9%, 38.7%, and 38.4% of total revenues in fiscal 1997, 1996, and 1995, respectively. The significant increases in license revenues were primarily due to growing market acceptance of the Company's software products and continued expansion of the Company's sales and marketing organization, particularly into new geographical areas and new vertical markets. In January, 1997, the former marketing and sales arrangement with Oracle was replaced in part by a written Agreement. Under the Agreement, revenue with respect to System ESS license sales which are related to the Oracle Solution Suite for the CPG industry are accounted for net of amounts retained by Oracle. The Company anticipates that this Agreement may provide for Oracle to receive, in certain geographic markets, a higher proportion of license revenues from System ESS if Oracle's responsibility for sales and marketing activities in such geographic markets increases. In fiscal 1997, 63% of the Company's license revenues and 35% of the Company's total revenues was derived from ten customers introduced to the Company by Oracle.

  Service and Maintenance.   Service and maintenance revenues increased
37.4% to $31.7 million in fiscal 1997 from $23.1 million in fiscal 1996 and increased 58.9% from $14.5 million in fiscal 1995. Service and maintenance revenues constituted 53.2%, 57.7%, and 52.4% of total revenues in fiscal 1997, 1996, and 1995, respectively. The significant increases in the dollar amount of service and maintenance revenues were primarily due to the increase in services related to a greater number of System ESS licenses sold, as well as the high percentage of maintenance agreement renewals for licenses sold in prior years. The Company expects service and maintenance revenues to increase in total dollar amounts but decrease as a percentage of total revenues in coming periods as the Company's sales and marketing strategy is to increase its utilization of third-party implementation services to enable it to more rapidly penetrate its target markets.

  Other.   Other revenues are primarily third-party hardware sales to help certain customers implement System ESS. Other revenues increased 20.0% to $1.7 million in fiscal 1997 from $1.4 million in fiscal 1996 and decreased 43.6% in fiscal 1996 from $2.5 million in fiscal 1995. Other revenues constituted 2.9%, 3.6% and 9.2% of total revenues in fiscal 1997, 1996, and 1995 respectively. The Company has deliberately reduced its emphasis on providing third-party hardware and support, and its strategy is to minimize its efforts in this area except on an as needed basis. The Company expects other revenues to fluctuate generally in absolute dollars and to decline significantly as a percentage of total revenues.


COST OF REVENUES

  Cost of revenues was  $25.4  million, $20.5 million, and $16.8 million in
fiscal 1997, 1996, and 1995   representing 42.6%, 51.2%, and 60.7% of total
revenues, respectively. As a percentage of total revenues, cost of revenues has declined both from fiscal 1996 to fiscal 1997 and from fiscal 1995 to fiscal 1996. This decrease was primarily due to the fact that the gross margin on license revenues is higher than the gross margin on all other revenues and to an increase in the gross margin of license revenues as well as service and maintenance revenues. The Company anticipates that if revenues from licenses of System ESS continue to increase as a percentage of total revenues, then costs of revenues will continue to decline as a percentage of total revenues.

  The following table sets forth, for the periods indicated, the cost of revenues for each revenue category and the cost of revenues represented as a percentage of each revenue category:

                                                Year Ended April 30,
                                   1995                1996                 1997
                              --------------       ------------         ------------
                            Cost       % of      Cost       % of       Cost     % of
                            of         Revenue   of         Revenue    of       Revenue
                            Revenues   Category  Revenues   Category   Revenue  Category
                                      (in thousands, except percentage data)
   Licenses ................ $ 2,172     20.4%    $ 2,717     17.6%    $ 1,540      5.9%
   Services and maintenance   12,424     85.4      16,813     72.8      22,871     72.0
   Other ...................   2,252     88.7         947     66.1       1,001     58.3
                              ------               ------               ------

    Total cost of revenues   $16,848     60.7%    $20,477     51.2%    $25,412     42.6%
                              ======               ======               ======

  Cost of License Revenues.   Cost of license revenues consists primarily of
commissions and license fees paid to third parties in fiscal years 1997, 1996, and 1995, particularly fees paid to Oracle pursuant to an informal joint marketing and sales arrangement. Cost of license revenues was $1.5 million, $2.7 million, and $2.2 million in fiscal 1997, 1996 and 1995, and 5.9%, 17.6%,
and 20.4% of license revenues, respectively.   The decrease in the absolute
dollar amount of the cost of license revenues was principally related to the fact that revenues received under the new Agreement with Oracle are net of fees retained by Oracle.

  Cost of Service and Maintenance Revenues.   Cost of service and
maintenance revenues consists primarily of costs associated with consulting, implementation, training, and ongoing support. Cost of service and maintenance revenues was $22.9 million, $16.8 million, and $12.4 million in fiscal 1997, 1996, and 1995, representing 72.0%, 72.8% and 85.4% of service and maintenance revenues, respectively. The increase in cost of service and maintenance revenues in absolute dollars was primarily due to the increase in the number of personnel providing consulting and training services to customers. Although the Company intends to continue to enter into informal joint marketing arrangements with third parties, including systems integrators, who might provide services to the Company's customers, the Company expects to continue to increase the number of its service personnel in the future as the number of licensees of System ESS increases.

  Cost of Other Revenues.   Cost of other revenues consists primarily of the
cost of third party hardware supplied to certain customers. Cost of other revenues was $1.0 million, $0.9 million, and $2.3 million in fiscal 1997, 1996 and 1995, representing 58.3%, 66.1%, and 88.7% of other revenues, respectively. The Company has deliberately reduced its emphasis on providing third-party hardware and support, and its strategy is to minimize its efforts in this area except on an as needed basis. The Company expects cost of other revenues to fluctuate on a period to period basis, to generally decrease in absolute dollars and to decline significantly as a percentage of total cost of revenues.

  Product Development.   Product development expenses consist primarily of
salaries and other related costs for the Company's engineering staff. Product development expenses were $9.9 million, $6.8 million, and $7.0 million in fiscal 1997, 1996 and 1995, representing 16.7%, 17.1%, and 25.3% of total revenues, respectively. Product development expenses, in absolute dollars, increased significantly in fiscal 1997 due to the build-up of development staff, following a slight decrease in fiscal 1996 due to a reduction in the hiring of third-party consultants. As a percentage of total revenues, product development expenses declined in fiscal 1997 and 1996 from fiscal 1996 and 1995 primarily due to an increase in revenues related to System ESS. The Company believes that a significant level of investment for product development is required to remain competitive and, accordingly, the Company anticipates that product development expenses will increase in the future, both in absolute dollars and as a percentage of total revenues.

  In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, software development costs are expensed as incurred until technological feasibility has been established, after which time such costs are capitalized until the product is available for general release to customers. To date, costs incurred after establishment of technological feasibility have been immaterial and, as a result, all product development costs have been expensed as incurred.

  Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries, commissions, and bonuses, and other related costs for sales and marketing personnel, as well as certain partner royalties. Sales and marketing expenses were $15.0 million, $7.7 million and $5.7 million in fiscal 1997, 1996, and 1995, representing 25.1%, 19.4%, and 20.6% of total revenues, respectively. The increase in sales and marketing expenses in absolute dollars from fiscal 1996 to fiscal 1997 and from fiscal 1995 to 1996 was primarily due to increased headcount as the Company expanded its sales offices in the United States and the United Kingdom and established new sales offices in Germany and the Netherlands. The Company intends to continue the expansion of its sales and marketing efforts and anticipates that sales and marketing expenses will increase in absolute dollars and as a percentage of total revenues in the future.


  General and Administrative.   General and administrative expenses consist
primarily of salary expenses and related expenses for administrative and executive staff. General and administrative expenses were $4.4 million, $3.6 million, and $4.2 million in fiscal 1997, 1996, and 1995, representing 7.4%, 8.9% and 15.1% of total revenues, respectively. General and administrative expenses increased from fiscal 1996 to fiscal 1997 due to increased headcount but decreased from fiscal 1995 to fiscal 1996 due primarily to severance benefits incurred in fiscal 1995 relating to changes in management and costs incurred in fiscal 1995 relating to obsolete computer equipment. The Company believes that general and administrative expenses will generally increase in absolute dollars but should decrease as a percentage of total revenues.

  Other Income (Expense).   Other income comprises interest income, interest
expenses, and miscellaneous income and expenses. Interest income was approximately $0.6 million in fiscal 1997, whereas in each of fiscal 1996 and 1995 interest income was $0.0 million. The increase in 1997 compared to 1996 and 1995 is due to the Company's investment of a portion of the proceeds of its initial public offering in short-term investments and interest-bearing accounts. Interest expenses have decreased from approximately $0.7 million in each of fiscal 1996 and 1995 to approximately $0.2 million in fiscal 1997. The decrease in fiscal 1997 was the result of the Company's repayment of its outstanding loans after the initial public offering.

  Discontinued Operations.   In fiscal 1997, the Company sold its 55%
owned subsidiary, Pargon AB ("Pargon") for $2.9 million in cash. The capital gain on this transaction was $1.1 million (net of income tax of $0.4 million). Pargon's business was focused on microprocessor compiler software and systems consulting services, and, therefore, did not fit the Company's strategy of focusing on System ESS.

  Provision for Income Taxes.   In fiscal 1997, 1996, and 1995, the Company
recorded a benefit for income taxes of $0.2 million, $0.8 million, and $0.9 million, respectively. The benefits related primarily to the reduction of the Company's valuation allowance on deferred tax assets. At April 30, 1997, the Company had approximately $2.8 million of gross deferred tax assets comprised primarily of net operating loss carryforwards in Sweden. Such net operating loss carryforwards are available for an indefinite period of time. The Company has recorded a valuation allowance with respect to a portion of such deferred tax asset. The Company will continue to assess the realizability of the deferred tax assets based upon actual and forecasted operating results.


LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed and met its capital expenditure requirements through cash flows from operations and short-term borrowings and, during fiscal 1997, through sales of equity securities. Cash flow from operations was $1.0 million in fiscal 1996 while in fiscal 1997 and 1995, a net of $2.2 million and $5.1 million, respectively, was used in operating activities. Total repayment of borrowings were $8.1 and $1.0 in fiscal 1997 and 1996, respectively, while net proceeds from borrowings in fiscal 1995 were $5.6 million. Cash flows from issuance of common stock were $28.2 million and $1.2 million in fiscal 1997 and 1996, respectively. The Company purchased approximately $2.2 million, $1.3 million, and $0.8 million of office equipment and other property in fiscal 1997, 1996, and 1995, respectively. At April 30, 1997, the Company did not have any material commitments for capital expenditures.

  At April 30, 1997, the Company had $30.8 million of working capital, including $9.0 million in cash and cash equivalents and $10.0 in short term investments, as compared to $1.4 million of negative working capital at April 30, 1996. The increase in working capital was primarily attributed to the Company's initial public offering which was completed in September 1996 and which generated net proceeds of $28.2 million after deducting offering expenses and the underwriting discount.

  The Company has chosen not to continue its revolving credit arrangement with its bank in Sweden as the Company does not anticipate that this credit facility will be needed in the near future. The Company expects this revolving credit facility to be available as needed on terms equal or similar to the earlier arrangement.

  Accounts receivable, net of allowance for doubtful accounts, increased to $22.5 million at April 30, 1997, from $13.1 million at April 30, 1996, primarily due to a significant increase in revenues during fiscal 1997. Contract receivables, primarily scheduled amounts due from customers on terms which are longer than typical trade terms, decreased to $1.0 million at April 30 1997, from $1.2 million at April 30 1996 primarily due to collections of contract receivables outstanding at April 30, 1996 partially offset by new license agreements at April 30, 1997. Based upon the nature of the Company's customers and its past collection experience, the Company does not expect to encounter collection difficulties with respect to such accounts that would have a material effect on the Company's position or results of operations.

  Average days' outstanding, including contract receivables was 99 days for the fiscal year ended April 30, 1997 as compared to 87 days for the year ended April 30, 1996. The increase in average days outstanding was primarily due to several large license sales in the fourth quarter of fiscal 1997. Average days' sales outstanding can fluctuate for a variety of reasons including the mix of license and services revenue in any period, as payments terms for license fees tend to be somewhat longer than for services and maintenance.

  Total deferred revenue increased to $3.7 million at April 30, 1997, from $2.4 million at April 30, 1996 primarily as a result of payments received from customers for maintenance fees that will be recognized on a prorated basis.

  The Company believes that existing cash and cash equivalent balances, short-term investment balances, and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However any material acquisitions of complementary businesses, products, or technologies could require the Company to obtain additional sources of financing.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Part IV Item 14 (a)(1) and (2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
PAGE

                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information to be set forth in the 1997 Proxy Statement under the caption "Election of Directors".

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the information to be set forth in the 1997 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information to be set forth in the 1997 Proxy Statement under the caption "Ownership of Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the information to be set forth in the 1997 Proxy Statement under the caption "Certain Business Relationships."

                            PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)       Documents filed as a part of this Report:

         (1) Consolidated Financial Statements. The following consolidated financial statements of Industri-Matematik
         International Corporation are filed as part of this report:


          Report of Independent Public Accountants

          Consolidated Balance Sheets as of April 30, 1996, and April 30, 1997.

          Consolidated Statements of Operations for the years ended April 30, 1995, 1996, and 1997.

          Consolidated Statements of Changes in Stockholders'
            Equity for the years ended April 30, 1995, 1996, and 1997.

          Consolidated Statements of Cash Flows for the years ended April 30, 1995, 1996, and 1997.

          Notes to Consolidated Financial Statements.

          Consent of Independent Public Accountants dated July 28, 1997

         Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

          Individual financial statements of the Company and its subsidiaries are omitted because all subsidiaries included in the Consolidated Financial Statements are 100% owned.

          (b) No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this Report.


          Schedules other than the one listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto contained in this Annual Report on Form 10-K.

                   (c)     Exhibits

         The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Number     Description
-------    -----------
3.1        Amended and restated Certificate of Incorporation of the Company*

3.2        Amended and Restated By-Laws of the Company*

10.1       Registration and Expense Agreement among the Company, Martin
           Leimdorfer, and Warburg Pincus Investors, L.P.*

10.2       Registration Rights Agreement among the Company, Martin
           Leimdorfer, and Warburg Pincus Investors, L.P.*

10.3       Stock Option Plan of the Company*

10.4       Form of Agreements of Registered Stock Program*

10.5       Employee Stock Purchase Plan of the Company**

10.6 Amended and Restated Employment Agreement dated April 3, 1997 between Stig Durlow and the Company

10.7       Employee Agreement between Lars-Goran Peterson and the Company*

10.8 Lease dated April 28, 1993, between Lansforsakringsbolagen AB and Industri-Matematik, AB and Amendment dated December 9, 1994
           (certified English translation)*

10.9       Lease dated August 24, 1992, between Diosfastigheter AB and
           Industri-Matematik, AB (certified English translation)*

10.10      Form of Indemnity Agreement with Officers and Directors*

11         Statement re: Computation of Per Share Earnings

21         Subsidiaries of the Company

23         Consent of Independent Public Accountants

27         Financial Data Schedule


* Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (No. 333-5495).

** Incorporated by reference to the Exhibit to the Company's Post-Effective Amendment Number 1 to the Registration Statement on Form S-8 (No. 333-5495).

           (d)      Financial Statement Schedules

         None.

PAGE

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Industri-Matematik International Corp.

We have audited the accompanying consolidated balance sheets of Industri-Matematik International Corp. and subsidiaries as of April 30, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industri-Matematik International Corp. and subsidiaries as of April 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles in the United States.



Stockholm, Sweden
July 28, 1997

OHRLINGS COOPERS & LYBRAND AB


By: /S/ ROBERT BARNDEN
    -------------------------
    Robert Barnden

    INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS

        (in thousands, except share and per share data)


                                                                       April 30,
                                                                    1996      1997
ASSETS
Current assets:
 Cash and cash equivalents ...................................   $    558  $  9,023
 Short-term investments ......................................         --     9,952
 Accounts receivable, less allowance for doubtful accounts
 of $321 and $205 at April 30, 1996 and 1997, respectively ...     13,067    22,463
 Contract receivables ........................................      1,190     1,010
 Prepaid expenses ............................................      1,160     1,773
 Net assets of discontinued operations (Note 20)..............      1,111        --
 Income taxes receivable .....................................         48        28
 Other current assets ........................................        169       111
                                                                   ------    ------
     Total current assets ....................................     17,303    44,360
                                                                   ======    ======
Non current assets:
 Property and equipment, net .................................      1,873     3,484
 Deferred income taxes .......................................      1,988     1,643
 Goodwill ....................................................         --     1,107
 Other non current assets ....................................        160       369
     Total non current assets ................................      4,021     6,603
                                                                  -------   -------
          Total assets .......................................   $ 21,324  $ 50,963
                                                                  =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings .......................................   $  7,424  $     --
 Current portion of capital lease obligations ................        251       422
 Accounts payable ............................................      1,464     1,426
 Accrued expenses and other current liabilities ..............      3,777     2,455
 Accrued payroll and employee benefits .......................      3,365     5,509
 Deferred revenue ............................................      2,386     3,717
     Total current liabilities ...............................     18,667    13,529
                                                                  =======   =======
Long-term liabilities:
 Capital lease obligations ...................................        624       554
 Accrued pension liability ...................................      1,482     1,674
 Deferred income taxes .......................................         49        68
 Other long-term liabilities .................................         --       384
     Total long-term liabilities .............................      2,155     2,680
                                                                    -----    ------
     Total liabilities .......................................     20,822    16,209
                                                                   ======    ======

Commitments and contingencies (Note 15)
Stockholders' equity:
 Convertible Preferred Stock; $.01 par value; 15,000,000
  shares authorized; 14,630,250 and 0 shares issued
  and outstanding ............................................        146        --
 Common Stock; voting, $.01 par value; 35,000,000 and
  62,500,000 shares authorized; 9,480,003 and 15,591,558
  issued and outstanding .....................................         94       156
 Class B Common Stock; non-voting, $.01 par value; 12,500,000 shares authorized; 384,000 and 12,088,200 shares issued
  and outstanding ............................................          4       121
 Additional paid-in capital ..................................     15,323    43,379
 Accumulated deficit .........................................    (10,870)   (4,106)
 Cumulative translation adjustment ...........................     (1,569)   (2,270)
 Notes receivable from stockholders (Note 14) ................     (2,626)   (2,526)
                                                                  -------   -------
     Total stockholders' equity ..............................        502    34,754
                                                                  -------   -------
     Total liabilities and stockholders' equity ..............   $ 21,324  $ 50,963
                                                                  =======   =======


The accompanying notes are an integral part of the consolidated financial statements.
PAGE

    INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS

             (in thousands, except per share data)

                                                   Year Ended April 30,
                                                  1995      1996      1997
Revenues:
 Licenses ............................          $10,661   $15,474   $26,147
 Services and maintenance ............           14,543    23,103    31,747
 Other ...............................            2,540     1,432     1,718
                                                 ------    ------    ------
     Total revenues ..................           27,744    40,009    59,612
                                                 ======    ======    ======
Cost of revenues:
 Licenses ............................            2,172     2,717     1,540
 Services and maintenance ............           12,424    16,813    22,871
 Other ...............................            2,252       947     1,001
                                                 ------    ------    ------
     Total cost of revenues ..........           16,848    20,477    25,412
                                                 ------   -------    ------
     Gross profit ....................           10,896    19,532    34,200
                                                 ------    ------    ------
Operating expenses:
 Product development .................            7,009     6,822     9,935
 Sales and marketing .................            5,720     7,746    14,997
 General and administrative ..........            4,192     3,579     4,399
                                                 ------    ------    ------
      Total operating expenses .......           16,921    18,147    29,331
                                                 ------    ------    ------
Income (loss) from operations ........           (6,025)    1,385     4,869
                                                 ======    ======    ======
Other income (expense):
 Interest income .....................               15        13       643
 Interest expense ....................             (689)     (744)     (253)
 Miscellaneous income (expense) ......             (384)      (12)      (21)
                                                 ------    ------    ------
Income (loss) from continuing operations
 before income taxes .................           (7,083)      642     5,238
Benefit for income taxes .............             (941)     (781)     (190)
                                                 ------    ------    ------
Income from continuing operations ....           (6,142)    1,423     5,428
Income (loss) from discontinued opera-
 tions (Note 20) .....................             (246)      327       374
Gain on sale of discontinued operations
        (net of income tax of $372) ..               --        --     1,100
                                                 -------   ------    ------
Net income (loss).....................          $(6,388)  $ 1,750   $ 6,902
                                                 ======    ======    ======

Pro forma net income per share data: (Note 2)
Income from continuing operations .......                 $  0.06   $  0.20
Income from discontinued operations .....                    0.01      0.01
Gain on sale of discontinued operations..                      --      0.04
                                                           ------    ------
Pro forma net income per share .......                    $  0.07   $  0.25
                                                           ======    ======
Pro forma shares used in per share calculation             25,223    28,063
                                                           ======    ======


The accompanying notes are an integral part of the consolidated financial statements.
PAGE

            INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       (in thousands, except share data)


                                                                         Notes        Total
               Convertible        Class B  Additional           Cumul.   Receivable   Stock-
               Preferred  Common  Common   Paid-in    Accum.    Transl.  from         holders
                 Stock    Stock   Stock    Capital    Deficit   Adjus.   Stockholders Equity
Balance as of
May 1, 1994       $133     $ 76     $   4    $ 8,865   $ (6,232)  $(1,067)             $1,779

Issuance of
 1,319,265 shares
 of Convertible
 Preferred Stock    13                         2,625                                    2,638

Currency translation
 adjustment                                                          (126)               (126)

Net loss                                                (6,388)                        (6,388)
                   ---      ---      ----     ------    -------    ------    ------     ------
Balance as of
 April 30, 1995    146       76         4     11,490    (12,620)   (1,193)             (2,097)

Issuance of
 1,256,985 shares of
 Common Stock under
 Restricted Stock
 Program                     12                2,614                         (2,626)         0

Issuance of
 612,468 shares of
 Common Stock                 6                1,219                                     1,225

Currency translation
 adjustment                                                          (376)               (376)

 Net income                                               1,750                         1,750
                   ---      ---      ----     ------    -------     ------   -------    ------
Balance as of
 April 30, 1996    146       94         4     15,323    (10,870)    (1,569)  (2,626)       502
Conversion of
 Convertible
 Preferred Stock  (146)      29       117                                                    0

Issuance of
 3,200,000 shares
 of Common Stock
 under Initial Public
 Offering,  net of
 expenses                    32               28,085                                    28,117
Issuance of 35,500 shares
 of Common Stock under
 Stock Option Plan            1                   70                                        71

Repurchase of 49,995
 shares of Common Stock
 under Restricted Stock
 Program                     --                  (99)      (138)                100       (137)
Currency translation
  adjustment                                                         (701)                (701)
Net income                                                6,902                          6,902
                   ---      ---      ----     ------    -------    -------   -------    ------
Balance as of
 April 30, 1997   $ --    $156      $121     $43,379    $(4,106)  $(2,270)  $(2,526)   $34,754
                   ===     ===       ===      ======    =======    =======  ========    ======

The accompanying notes are an integral part of the consolidated financial statements.



PAGE

            INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                          Year Ended April 30,
                                                      1995        1996        1997
Cash flows from operating activities
 Net income (loss) ..............................   $ (6,388)   $ 1,750     $ 6,902
 Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization .................        814      1,063       1,062
  Provision for doubtful accounts ...............        175         99        (192)
  Deferred income taxes .........................       (977)      (876)       (278)
  (Gain) loss on disposal of property and equipment        3         (3)         29
  (Gain) loss on disposal of other shares .......         --         --        (111)
  (Gain) loss on disposal of discontinued operations      --         --      (1,100)
  Write-down of property and equipment ..........        655         --          --
  Changes in operating assets and liabilities:
  Accounts receivable ...........................     (4,209)     (5,070)    (9,123)
  Accrued receivables and prepaid expenses ......      2,361       1,789       (604)
  Income taxes ..................................       (717)        224         16
  Other assets ..................................        632         (36)      (203)
  Accounts payable ..............................        310         135         (5)
  Accrued expenses and other current liabilities        (977)        361     (2,331)
  Accrued payroll and employee benefits and
   deferred revenue .............................      2,755       1,626      3,565
  Accrued pension liability .....................        192         214        435
                                                    --------     -------    -------
  Net cash provided by (used in) continuing
   operations ...................................     (5,371)      1,276     (1,938)
  Net cash provided by (used in) discontinued
   operations ...................................        248        (322)      (288)
                                                    --------     -------    -------
  Net cash flows provided by (used in)
   operating activities .........................     (5,123)        954     (2,226)
                                                    --------     -------    -------
Cash flows from investing activities:
 Purchase of short-term investments .............         --          --    (44,728)
 Proceeds from sale of short-term investments ...         --          --     34,776
 Additions to property and equipment ............       (787)     (1,269)    (2,202)
 Cash acquired in Ceratina ......................         --          --        348
 Proceeds from sale of property and equipment ...         11          17         19
 Proceeds from sale of other shares .............         --          --        138
 Proceeds from sale of discontinued operations ..         --          --      2,900
                                                    --------     --------   -------
   Net cash flows provided by (used in)
    investing activities ........................       (776)     (1,252)    (8,749)
                                                    --------     -------    -------
Cash flows from financing activities:
 Net borrowings (payments) under lines of credit         627       5,281     (7,670)
 Proceeds from short-term borrowings ............      2,665          --         --
 Payments on short-term borrowings ..............       (178)     (5,994)      (101)
 Principal payments on capital lease obligations        (190)       (305)      (346)
 Proceeds from related party debt ...............      2,638          --         --
 Issuance of Common Stock .......................         --       1,225     28,188
 Repurchase of Common Stock under Restricted
  Stock Program .................................         --          --       (137)
 Other ..........................................        420         484       (360)
                                                    --------    --------    -------
    Net cash flows provided by financing
      activities ................................      5,982         691     19,574
                                                    --------    --------    -------
Translation differences on cash and cash
 equivalents ....................................          2           5       (134)
                                                    --------    --------    -------

Net increase (decrease) in cash and cash equivalents      85         398      8,465
Cash and cash equivalents at beginning of year ..         75         160        558
                                                    --------    --------    -------
Cash and cash equivalents at end of year ........   $    160    $    558    $ 9,023
                                                    ========    ========    =======


Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
 Interest .......................................  $     432    $    621    $   380
                                                   =========    ========    =======
 Income taxes ...................................  $     572    $    (40)   $    81
                                                   =========    ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

PAGE

    INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organization

  Industri-Matematik International Corp. ("Company'"), a Delaware corporation, and its subsidiaries (collectively, "Companies"), develop, market, implement and support client/server demand chain management software. The Companies' primary software product, System ESS, has been designed to provide for the complex and high throughput order fulfillment requirements of manufacturers, distributors and wholesalers. The Company has operating subsidiaries located and primarily conducts business in the United States, Sweden and the United Kingdom. During fiscal 1997, subsidiaries were established in the Netherlands and Germany.

  The Company was formed on May 1, 1995 as the parent of Industri-Matematik AB ("IMAB"), a company domiciled in Sweden, pursuant to a corporate reorganization. The reorganization was effected by issuing all the shares of the Company's stock to the stockholders of IMAB based upon the number and class of shares of IMAB owned by each in exchange for all of the outstanding stock of IMAB. The reorganization was accounted for in a manner similar to a pooling-of-interests. The consolidated accounts comprise the accounts of the Companies as if they had been owned by the Company throughout the entire reporting period.


2. Significant Accounting Policies

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  In fiscal 1997, the Company sold its business segments operated by its 55% owned subsidiary, Pargon AB ("Pargon"), a company domiciled in Sweden. In accordance with Accounting Principles Board Opinion ("APB") No. 30, the segments of Pargon have been presented as discontinued operations in the accompanying consolidated financial statements. (See Note 20 for further discussion and disclosure).


 Revenue Recognition

  License revenues represent sales of the Companies' System ESS software. Service revenues represent sales from consulting implementation and training services. Annual maintenance and support revenues consist of ongoing support and product updates. Other revenues primarily represent hardware sales.

  The Companies recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 91-1, Software Revenue Recognition. Software license fees are recognized upon the signing of the license agreement and shipment of the product to the customer provided that no significant vendor obligations remain and collection of the resulting receivables is probable. Revenues relating to services are recognized as services are performed. Annual payments for maintenance agreements are generally received in advance and are non-refundable. Maintenance revenues are recognized ratably over the term of the contract. Other revenues are recognized when shipment is made to the customer. Unrecognized revenue relating to maintenance contracts are reflected as deferred revenue in the accompanying consolidated balance sheets.

  Under the terms of the Company's License Agreements, the only warranty provided is that the software will function in accordance with the operation documentation by a specified date. As this warranty is effective for a very limited time period and historically the Company has had no warranty claims, the Company's policy is to record no warranty provision upon the recognition of license revenues. In addition, due to the Companies' insignificant product returns and price adjustments in the past, no provision is made for product returns and price adjustments upon recognition of software license revenues. Insignificant vendor obligations are recorded at the time products are shipped.

  In January 1997, the Company entered into a written Agreement with Oracle Corporation ("Oracle") pursuant to which the two companies agreed to market the Oracle Solution Suite incorporating the Company's System ESS software to potential customers in the consumer packaged goods ("CPG") industry. (See
Note 16 for further discussion.) Under the Agreement, revenues with respect to System ESS license sales which are related to the Oracle Solution Suite for the CPG industry are accounted for net of fees retained by Oracle.


 Product Development Costs

  Software development costs are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

  Costs incurred in the product development of new software products are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of the Company's products and general release substantially coincide. As a result, the Companies have not capitalized any software development costs since such costs have been immaterial.


 Property and Equipment

  Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets ranging from 3 to 5 years. Equipment purchased under capital leases is amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

  Upon retirement or sale of property and equipment, cost and accumulated depreciation on such assets are removed from the accounts and any gains or losses are reflected in the statement of operations. Maintenance and repairs are charged to expense as incurred.


 Goodwill

  Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over a period of 10 years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

 Foreign Currency Translation

  The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation from the respective foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in miscellaneous income (expense). For the fiscal years ended April 30, 1995, 1996 and 1997 foreign exchange gains (losses) of ($105,000), $65,000 and ($75,000),respectively, were recorded by the Companies.


 Concentration of Credit Risk

  Financial instruments which potentially subject the Companies to concentrations of credit risk consist principally of accounts receivable with customers and short-term investments. Credit risk with respect to accounts receivable, however, is limited due to the number of customers comprising the Companies' customer base and their dispersion principally across the United States, Scandinavia and the United Kingdom. The Companies' customers are generally multi-national companies in the food and beverage, pharmaceutical, consumer electronics, automotive parts and industrial sector industries. The Companies perform ongoing credit evaluations of their customers and do not require collateral. The Companies maintain allowances for potential credit losses and such losses have been within management's expectations. Short-term investments are placed with high credit quality financial institutions or in short-duration, high quality debt securities.


 Cash, Cash Equivalents and Short-Term Investments

  The Companies consider all highly liquid, low risk debt instruments purchased with maturity dates of three months or less from the date of purchase to be cash equivalents. Cash equivalents are stated at fair market value, which approximates cost, based on quoted market prices. The Company's short-term investments comprise fixed income securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its short-term investments in fixed income securities as available for sale securities, which are carried at their fair value based upon the quoted market prices of those investments at April 30, 1997. Accordingly, the change in unrealized gains and losses with respect to these securities is recorded as a direct increase or decrease in stockholders' equity, net of deferred income tax, if any.

  Fixed income securities available for sale are purchased with the original intent to hold to maturity, but which may be available for sale if market conditions warrant, or if the Company's investment policies dictate, in order to maximize the Company's investment yield. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. When impairment of the value of an investment is considered other than temporary, the decrease in value is reported in earnings as a realized investment loss and a new cost basis is established.

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.


 Pro Forma Net Income Per Share

  For the years ended April 30, 1996, and 1997, pro forma net income per share was based on the weighted average number of common and common stock equivalents outstanding during the period, computed in accordance with the treasury stock method. The weighted average number of common shares for the years ended April 30, 1996, and 1997, assumed the three-for-one stock split and the conversion of all Convertible Preferred Stock into Common Stock and Class B Common Stock upon the closing of the Company's initial public offering using the if-converted method as of the beginning of the reporting period. Historical net income per share data for periods prior to the year ended April 30, 1996, has not been presented as such information is not considered to be relevant or meaningful.

  Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the anticipated public offering price during the twelve months immediately preceding the initial filing date have been included in the calculation as outstanding for the entire year ended April 30, 1996, and the entire interim period of the year ended April 30, 1997, in which the initial public offering was made (using the treasury stock method and the anticipated initial public offering price). The determination of common stock and common stock equivalents outstanding for the interim periods after the initial public offering in the fiscal year ended April 30, 1997, are based upon the weighted average number of shares outstanding and the dilutive effect of common stock equivalents outstanding, determined using the treasury stock method and the average market price for the period.

Cash Flow Information

  Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate or the exchange rates in effect at the time of the cash flows, where determinable.


 Fair Value of Financial Instruments

  SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash and cash equivalents, receivables and payables, deferred revenue, and current portions of long-term debt are deemed to approximate fair value due to their short maturity. The carrying amount of long-term debt with banks and capitalized lease obligations are also deemed to approximate their fair values.

 Income taxes

  The Companies account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized, to the differences between the financial statement carrying amount and the tax bases of existing assets and liabilities. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. The statement also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.


 Effect of Recent Pronouncements

  In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company believes that the implementation of this statement will not have a material impact on the Company's calculation of earnings per share.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will be required to comply with the requirements of SFAS No. 130 for the fiscal year ending April 30, 1999. SFAS No. 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. It requires entities to report segment information in quarterly reports issued to shareholders. The Company will be required to comply with the requirements of SFAS No. 131 in the fiscal year ending April 30, 1999. The Company believes that the implementation of these statements will not have a significant impact on the nature of information disclosed in the financial statements.


3. Short-term investments

  Short-term investments are comprised of fixed income securities which are classified as available for sale securities. As of April 30, 1997, the Company had one Federal Agency security with an amortized cost of $9,952,000 which approximates fair value. The Federal Agency security matures within one year. During the year ended April 30, 1997, proceeds from sales of fixed income securities were $34,997,000.

4. Accounts Receivable Allowance for Doubtful Accounts

  The following table provides a summary of the activity in the accounts receivable allowance for doubtful accounts for the years ended April 30, 1995, 1996 and 1997:

                                             Year Ended April 30,
                                          1995       1996       1997
                                           (in thousands)
      Balance at beginning of period    $     29  $    205  $    321
      Charged to expense . . . . . .         210       265        80
      Deductions . . . . . . . . . .         (34)     (149)     (196)
                                        --------  --------  --------
      Balance at end of period          $    205  $    321  $    205
                                        ========  ========  ========


5. Prepaid Expenses

                                                       April 30,
                                                 1996            1997
                                                    (in thousands)
      Prepaid rent . . . . . . . . . .            $  251    $  284
      Prepaid leasing costs. . . . . .               205       154
      Prepaid insurance costs. . . . .               108       260
      Prepaid third party licenses                    --       267
      Prepaid maintenance. . . . . . .               187       245
      Prepaid option premium expenses                 --       159
      Other. . . . . . . . . . . . . .               409       404
                                                   -----     -----
                                                  $1,160    $1,773
                                                   =====     =====

6. Property and Equipment

  Property and equipment is recorded at cost, less accumulated depreciation. Property and equipment consists of:

                                                           April 30,
                                                       1996        1997
                                                        (in thousands)
      Computer equipment . . . . . . . . . . .         $ 2,877   $ 4,564
      Furniture and fixtures . . . . . . . . .           1,272     1,494
      Automobiles. . . . . . . . . . . . . . .             571       755
      Leasehold improvements . . . . . . . . .              --       248
                                                       -------   -------
                                                         4,720     7,061
      Less: accumulated depreciation and amortization   (2,847)   (3,577)
                                                       -------   -------
                                                       $ 1,873   $ 3,484
                                                       =======   =======


  Included in property and equipment are assets leased under capital lease obligations as follows:

                                           April 30,
                                        1996       1997
                                         (in thousands)
      Computer equipment . . . . . .    $  250    $  384
      Furniture and fixtures . . . .       312       379
      Automobiles. . . . . . . . . .       510       730
      Leasehold improvements                --        27
                                        ------    ------
                                         1,072     1,520
      Less accumulated amortization       (255)     (535)
                                        ------    ------
                                        $  817    $  985
                                        ======    ======

  The amortization expense on capital leases amounted to $214,000 and $337,000 for the years ended April 30, 1996 and 1997, respectively.

7. Income Taxes

  Income (loss) from continuing operations before income taxes was distributed geographically as follows:


                                                  Year Ended April 30,
                                               1995      1996      1997
                                                     (in thousands)
      Domestic . . . . . . . . . . . . . .   $ (1,583) $   87    $   342
      Foreign  . . . . . . . . . . . . . .     (5,500)    555      4,896
                                             --------  ------    -------
         Total . . . . . . . . . . . . . .   $ (7,083) $  642    $ 5,238
                                             ========  ======    =======


  Components of the provision (benefit) for income taxes are as follows:

                                                     Year Ended April 30,
                                                    1995     1996      1997
                                                        (in thousands)
      Current:
      Federal  . . . . . . . . . . . . . . . .     $   --   $   --    $  122
      State  . . . . . . . . . . . . . . . . .          5        5        13
      Foreign  . . . . . . . . . . . . . . . .         33      100         2
         Total current provision . . . . . . .         38      105       137
      Deferred:
      Federal  . . . . . . . . . . . . . . . .     $  (10)   $  58    $  (70)
      State  . . . . . . . . . . . . . . . . .         --        2        46
      Foreign  . . . . . . . . . . . . . . . .       (969)    (946)     (303)
                                                   ------   ------    ------
       Total deferred provision (benefit)            (979)    (886)     (327)
                                                   ------   ------    ------
        Total provision (benefit) for income taxes $ (941)  $ (781)   $ (190)
                                                   ======   ======    ======

  The approximate tax effects of temporary differences which give rise to net deferred taxes are:

                                                                        April 30,
                                                                  1996            1997
                                                                     (in thousands)
    Deferred income taxes, noncurrent asset
      Net operating loss carryforwards . . . . . .               $5,260         $2,774
      Other. . . . . . . . . . . . . . . . . . . .                 (290)           (18)
                                                                 ------         ------
      Total deferred income taxes, noncurrent asset               4,970          2,756
      Valuation allowance. . . . . . . . . . . . .               (2,982)        (1,113)
                                                                 ------         ------
      Total net deferred income taxes, noncurrent asset           1,988          1,643
                                                                 ------         ------
    Deferred income taxes, long-term liability
      Net operating loss carryforwards . . . . . .                   43             44
      Alternative Minimum Tax Credits. . . . . . .                  153             --
      Depreciation . . . . . . . . . . . . . . . .                  (32)           (84)
      Deferred revenue . . . . . . . . . . . . . .                 (213)            --
      Other. . . . . . . . . . . . . . . . . . . .                   --            (28)
                                                                 ------         ------
      Total deferred income taxes, long-term liability              (49)           (68)
                                                                 ------         ------
      Total net deferred tax asset . . . . . . . .               $1,939         $1,575
                                                                 ======         ======

  A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory rates is as follows:

                                                     Year Ended April 30,
                                           1995                 1996              1997

                                      $             %     $              %      $          %
                                                   (in thousands)

    Statutory rate                      $(2,408)  34%      $   218     34%   $1,780   34%
    Benefit of utilization of net
      operating loss and tax credit
      carryforwards                                 -         (542)   (85)     (128)  (2)
    Valuation of temporary
     differences                         1,104   (16)       (1,176)  (183)   (1,614) (31)
    Deferred revenues                     (267)    4           620     96        --   --
    Foreign taxes                          376    (5)          (33)    (5)     (317)  (6)
    Other                                  254    (4)          132     21        89    1
                                        ------   ---        ------   ----     -----  ----
    Effective tax rate                    (941)   13%      $  (781)  (122)%    (190)  (4)%
                                        ======   ===        ======   ====     =====  ====

  As of April 30, 1997, the Companies had net operating loss carryforwards of approximately $10,020,000 available to offset future taxable income of which $9,793,000 is related to net operating loss carryforwards in IMAB. Net operating loss carryforwards available to offset alternative minimum taxable income do not differ significantly from those available to offset regular taxable income. The majority of these carryforwards are available for an indefinite period.

  The deferred tax asset was reduced by a valuation allowance of $2,585,000 as of April 30, 1994. The valuation allowance increased to $3,911,000 as of April 30, 1995. During the fiscal year ended April 30, 1996, the Companies, based on their operating results and the strong market acceptance of the System ESS product, reduced their valuation allowance by $929,000 to $2,982,000. The valuation allowance has been further reduced by $1,869,000 to $1,113,000 as of April 30, 1997. This change in judgment regarding the realizability of certain net operating losses has been reflected in the benefit for income taxes for the years ended April 30, 1996 and 1997. Realization of the residual tax asset of $1,575,000 as of April 30, 1997 is dependent on generating sufficient taxable income and corresponding taxes in the future to offset the net operating loss carryforwards. Estimated future earnings necessary to fully realize the net deferred tax asset are $5,625,000. Such earnings currently are forecasted to be realized within the next fiscal year. There can be no assurance that future earnings, if any, will meet currently forecasted levels, however it is management's opinion that the realization of such earnings in the future is more likely than not. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

  The Companies have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.


8. Short-Term Borrowings

  During the year ended April 30, 1997, proceeds from the Company's initial public offering were utilized to repay all outstanding short-term debt.

  The Companies had various revolving credit agreements in effect with a Swedish bank with available borrowings aggregating $9,900,000 of which $2,562,000 was unused as of April 30, 1996. During the year ended April 30, 1997, the Company closed all credit facilities except for the line of credit facility denominated in U.S. dollars. As of April 30, 1997, available and unused lines of credit amount to $1,036,000.

  As of April 30, 1996, approximately $5,893,000 of the Companies' assets in Sweden were pledged as collateral, however, as a result of the closing of the credit facilities, the collateral is no longer required as of April 30, 1997. The agreements for the Companies' former credit facilities contained a debt covenant and a restriction on the payment of dividends which are no longer applicable as of April 30, 1997.

  The following provides a summary of the terms and balances outstanding relating to the Companies' short-term borrowings:

                                                                     April 30,
                          Description                            1996        1997
                                                     (in thousands)
SEK 15,000,000 Revolving Line of Credit Facility renewable
 November 28, 1996 and SEK 6,500,000 Facility due
 September 8, 1996, Swedish Prime Rate plus 1% (weighted
 average interest rate of 7.88% at April 30, 1996) . . . . .    $ 3,003   $   --
US $2,700,000 Revolving Line of Credit Facility renewable
 June 27, 1996, U.S. Prime Rate plus 1.75% (weighted
 average interest rate of 7.30% at April 30, 1996) . . . . .        319       --
GBP 2,000,000 Revolving Line of Credit Facility renewable
 December 8, 1996, British Prime Rate plus 1.75% (weighted
 average interest rate of 7.88% at April 30, 1996) . . . . .      3,005       --
US $1,000,000 Facility renewable May 31, 1997, U.S. Prime
 Rate plus .25% (weighted average interest rate of 8.27%
 at April 30, 1996). . . . . . . . . . . . . . . . . . . . .      1,000       --
Finance company loan due September 1996, Swedish Market "K1"
 plus 2.5% (8.81% at April 30, 1996), unsecured. . . . . . .         97       --
                                                                 ------    ------

  Total short-term borrowings. . . . . . . . . . . . . . . .     $7,424    $  --
                                                                 ======    ======


9. Accrued Expenses and Other Current Liabilities



                                              April 30,
                                          1996         1997
                                          (in thousands)
      Accrued purchases. . . . . .      $1,731       $  651
      Accrued royalty. . . . . . .       1,372           --
      Acquisition of Ceratina  . .          --        1,025
      Accrual for loss contract. .         237           --
      Accrued pension taxes. . . .          --          407
      Value-added tax. . . . . . .         131          160
      Other. . . . . . . . . . . .         306          212
                                         -----        -----
                                        $3,777       $2,455
                                        ======       ======

  The accrual for loss contract relates to a reserve for obsolete software that was part of an operating lease contract for computer hardware. The amount accrued represents the software portion of the future minimum lease payments based on the fair value of the software in relation to the fair value of both the hardware and software provided under the total lease contract. Accruals for contract expenses are primarily license fees to third parties for software included in the sale of System ESS.

10. Accrued Payroll and Employee Benefits

                                              April 30,
                                          1996      1997
                                          (in thousands)
      Accrued commissions . . . . . .    $  776    $2,500
      Accrued payroll taxes . . . . .       960     1,392
      Accrued vacation pay  . . . . .       750     1,030
      Accrued salaries and bonus. . .       879       297
      Accrued pension expenses. . . .        --       290
                                          -----    ------
                                         $3,365    $5,509
                                         ======    ======

11. Employee Benefit Plans

  The Companies provide retirement benefits for substantially all employees in the United States and in foreign locations. In the U.S. and the U.K., the Companies sponsor defined contribution plans. In addition, IMAB has a supplemental defined contribution plan for certain key management.

  The Companies' Swedish subsidiary, IMAB, participates in several pension plans (non-contributory for employees), which cover substantially all employees of its Swedish operations. The plans are administered by a national organization, Pensionsregistreringsinstitutet ("PRI"), in which most companies in Sweden participate. The level of benefits and actuarial assumptions are established by the national organization and, accordingly, IMAB may not change benefit levels or actuarial assumptions. The Company accounts for pensions in accordance with SFAS No. 87, "Employers' Accounting for Pensions" using the projected unit credit cost method.

  The net periodic pension cost related to continuing operations is comprised of the following:

                                                        Year Ended April 30,
                                                       1995     1996      1997
                                                    (in thousands)
      Service cost . . . . . . . . . . . . . . . . .   $106     $164      $263
      Interest cost. . . . . . . . . . . . . . . . .     72       85       171
      Amortization of actuarial net loss or gain . .     (3)      (9)        4
      Amortization of transition obligation. . . . .      3        3         3
                                                       ----     ----      ----
      Net periodic pension cost. . . . . . . . . . .   $178     $243      $441
                                                       ====     ====      ====

  The following table shows the plans funded status and amounts recognized in the consolidated balance sheet:

                                                                 April 30,
                                                            1996           1997
                                                              (in thousands)
      Actuarial present value of benefit obligation:
      Vested benefit obligation . . . . . . . . . . . .    $1,316         $1,470
      Additional benefits due to salary increases             673            590
                                                           ------         ------
      Projected benefit obligation ("PBO"). . . . . . .     1,989          2,060
      Fair value of plan assets . . . . . . . . . . . .        --             --
                                                           ------         ------
      Unfunded PBO. . . . . . . . . . . . . . . . . . .     1,989          2,060
      Unrecognized actuarial (gain) or loss . . . . . .      (481)          (366)
      Unrecognized transition obligation. . . . . . . .       (26)           (20)
                                                           ------         ------
      Accrued pension liability . . . . . . . . . . . .    $1,482         $1,674
                                                           ======         ======


  The actuarial assumptions used in computing the pension amounts above were:

                                               Years Ended April 30,
                                             1995      1996       1997
       Discount rate . . . . .              8.5%      8.0%       8.0%
       Salary increase . . . .              5.0%      5.0%       5.0%
       Inflation . . . . . . .              4.0%      4.0%       4.0%

 Defined Contribution Plans

  Contributions by the Companies relating to their defined contribution plans for the years ended April 30, 1995, 1996 and 1997 were $149,000, $208,000 and $216,000 respectively.


12. Capital Lease Obligations

                                                                           April 30,
                                                                        1996      1997
                                                                        (in thousands)
Obligations under capital leases, imputed interest rates of 13.2%-
 20.8% and 11.0%-20.0% in 1996 and 1997, respectively, terms vary
 from 36 to 60 months, collateralized by the underlying assets . . .   $ 875     $ 976
Less current portion . . . . . . . . . . . . . . . . . . . . . . . .    (251)     (422)
                                                                       -----     -----
Capital lease obligations. . . . . . . . . . . . . . . . . . . . . .   $ 624     $ 554
                                                                       =====     =====

        Future minimum payments, by year and in the aggregate, under noncancellable capital leases consist of the following as of April 30, 1997.

                                      Future minimum payments
                                           on capital leases
                                              (in thousands)
Fiscal Year Ending April 30,
1998 . . . . . . . . . .                     $  468
1999 . . . . . . . . . .                        366
2000 . . . . . . . . . .                        186
2001 . . . . . . . . . .                         35
2002 . . . . . . . . . .                          4
Thereafter . . . . . . .                          0
                                              -----
Total future minimum lease payments          $1,059
                                              =====

13. Stockholders' Equity

  The Company's Amended and Restated Certificate of Incorporation as in effect as of April 30, 1997, authorizes (i) 15,000,000 shares of preferred stock ("Preferred Stock") at par value of $0.01 and (ii) 75,000,000 shares of Common Stock at par value of $0.01 of which 12,500,000 shares have been designated as Class B Common Stock. No shares of Preferred Stock were outstanding at April 30, 1997. Holders of Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock have no voting rights. All holders of Common Stock and Class B Common Stock are entitled to receive dividends in the same amount per share.

  Pursuant to the Amended and Restated Certificate of Incorporation, the outstanding shares of Class B Common Stock, upon any transfer of such shares by the holder thereof, will be automatically converted into a like number of shares of Common Stock, subject to adjustment upon certain events with respect to the Common Stock. In addition, the holder of Class B Common Stock has the right to convert such shares to Common Stock at any time provided that after conversion such holder may not control more than 49% of the Common Stock.

  All outstanding shares of Convertible Preferred Stock was converted into Common Stock (20%) and Class B Common Stock (80%) on the date of the initial public offering.

  Total stockholders' equity includes an amount of SEK 40,800,000
(approximately U.S. $6,000,000) in IMAB which is restricted as to usage according to Swedish Company Law. The amount only can be used to cover a net deficit, for an increase in share capital, or for other uses as agreed by the courts.

  In May 1996, the Company's Board of Directors approved a three-for-one stock split of its issued and outstanding Common Stock, Class B Common Stock, and Convertible Preferred Stock without change to the par value, which became effective in July 1996. All per share, weighted average shares outstanding and option data presented in the consolidated financial statements have been retroactively adjusted to reflect the effects of the split unless otherwise indicated.


14. Stock Option Plan, Restricted Stock Program, and Employee Stock
    Purchase Plan

 Stock Option Plan

  In May 1995, the Company adopted the Industri-Matematik International
Corp. Stock Option Plan (the "U.S. Plan"). The U.S. plan provides for grants of incentive stock options to key employees (including officers and employee directors) of the Companies and non-incentive stock options to members of the Company's Board of Directors, consultants and other advisors of the Company who are not employees. The maximum term for either form of option is ten years. A total of 2,060,025 shares of Common Stock were reserved for future issuance under the U.S. Plan.

  The Company's board of directors believes that all stock options were granted with an exercise price equal to the fair value of the Company's Common Stock on the date of the grant, based on the facts, circumstances and limitations existing at the time of their determinations.

  If compensation cost had been determined based on the fair value of the options for which no compensation cost has been recognized, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net loss and loss per share would have been:

                                               Years ended April 30,
                                               1996            1997
                                      (in thousands, except per share data)
Net income            As reported . . . .   $  1,750       $   6,902
                      Pro forma . . . . .      1,690           6,653

Earnings per share    As reported . . . .   $   0.07       $    0.25
                      Pro forma . . . . .       0.07            0.24

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing modem with the following weighted-average assumptions used for grants in the years ended April 30, 1996 and 1997, respectively: expected volatility of 80 percent; risk-free interest rates of 5.35-6.21 percent and 6.16-6.70 percent, respectively, for the years ended April 30, 1996 and 1997; and expected lives of 5 years.

  A summary of the Company's U.S. Plan is presented below:

                                                 Years ended April 30,
                                               1996            1997

                                                 Weighted                   Weighted
                                                 Average                    Average
                                       Shares    Exercise Price   Shares    Exercise Price
Outstanding at beginning of year            --          --        939,975      $ 2.00
     Granted                         1,014,975      $ 2.00        215,000      $ 8.95
     Exercised                              --          --        (35,500)     $ 2.00
     Expired/Cancelled                 (75,000)     $ 2.00        (75,000)     $ 2.00
                                     ---------                   --------
Outstanding at year end                939,975      $ 2.00      1,044,475      $ 3.43
                                     =========      ======      =========      ======
Weighted-average fair value of
options granted during the year                     $ 2.25                     $ 3.82
                                                    ======                     ======

        Restricted Stock Program

  In May 1995, the Company instituted a restricted stock program whereby shares of the Company's Common Stock were purchased by certain key employees of the Company's operating subsidiary in Sweden in exchange for nonrecourse promissory notes. The shares were issued through a wholly owned subsidiary of the Company, Software Finance Corporation ("SFC"). Principal on the promissory notes is due either nine or ten years after issuance with interest being due and payable annually, generally at the beginning of each fiscal year.

  Under the Restricted Stock Program the total number of shares issued were 1,256,985 at a weighted average price of $2.09 per share for total proceeds of $2,626,000. During the fiscal year ended April 30, 1997, 49,995 shares issued pursuant to the Restricted Stock Program were repurchased from one shareholder for $237,476.

  Under the terms of the restricted stock program, SFC has an option to repurchase the shares issued to each employee provided it pays the annual option premium. The exercise price to be paid by SFC upon exercise of a purchase option shall be the fair market value, provided that if the option to purchase is exercised prior to the end of a stated period, then the exercise price shall be the initial purchase price for a percentage of the shares after the first anniversary of the option agreement, generally decreasing by 20% each subsequent year, such that the exercise price is the fair market value.

  Under the terms of the Restricted Stock Program SFC pays an annual option premium to the restricted stock shareholders. Such premium is at a rate substantially equal to the interest due on the non-recourse promissory note.

  The restricted stock shares are included within Common Stock and additional paid-in capital in Stockholders' equity while the non-recourse promissory notes are classified as a contra-account as notes receivable from Stockholders, and shown in Stockholders' equity.

  SFC has the right and obligation to apply against the payment of any principal due on the employee's promissory note any amounts payable by SFC to the recipient of the Shares as the exercise price under the Option Agreement. The Company has the ability and intent to prevent the recipients from selling the purchased securities. The Company has not recognized any compensation expense in respect of the restricted stock in the statements of operations since the purchase price of the restricted stock did not differ from the estimated fair market value of the Common Stock on the date of issuance. The restricted stock shares issued under this program and dividends paid are subject to a pledge and security interest held by SFC.


  Employee Stock Purchase Plan

     Effective February 26, 1997, the Company adopted, subject to shareholder approval, the Industri-Matematik International Corp. 1997 Employee Stock Purchase Plan ("ESPP") to provide eligible employees an opportunity to purchase shares of Company Common Stock at a discount from market value through payroll deductions and other contributions. The ESPP establishes purchase periods of up to 27 months and two 6-month accrual periods per calendar year commencing each January 1 and June 1, except that the first accrual period started on February 26, 1997, and ended on June 30, 1997. On the last day of each accrual period, participant account balances are used to purchase shares of Common Stock at the lesser of 85% of the fair market value of the Common Stock on such date or on the first day of the purchase period. No participant may purchase more than 500 shares in any accrual period, and 600,000 shares are available for purchase pursuant to the ESPP. No shares were issued and no contributions towards the purchase of shares were made pursuant to the provisions of the ESPP in fiscal 1997.

15. Commitments and Contingencies

 Operating leases

  The Companies lease office facilities and certain office equipment under various noncancelable operating lease agreements.

  Aggregate future minimum lease payments under noncancelable operating leases are as follows as of April 30, 1997:

                                        Future minimum payments
    Fiscal Year Ending April 30,               on operating leases
                                             (in thousands)
    1998 . . . . . . . . . . . . . .              $   2,074
    1999 . . . . . . . . . . . . . .                  1,732
    2000 . . . . . . . . . . . . . .                  1,150
    2001 . . . . . . . . . . . . . .                    630
    2002 . . . . . . . . . . . . . .                    630
    Thereafter . . . . . . . . . . .                    630
                                                   --------
    Total future minimum lease payments           $   6,846
                                                   ========

  Total rent expense under the leases was $1,455,000, $973,000 and $2,226,000 for the years ended April 30, 1995, 1996, and 1997, respectively.

 Litigation

  The Companies have not had a record of material disputes. There is currently one dispute that is unresolved and for which a formal complaint has been filed. The Companies believe that the allegations of this customer have no merit and plans to vigorously defend the action. While the outcome of this matter cannot be determined with certainty, the Companies do not believe that the resolution of this claim will have a material adverse effect on the Companies' business, operating results, liquidity or financial condition. The Companies are not a party to any litigation that would have a material adverse effect on their business, operating results, liquidity or financial condition. See Note 21.



16.   Relationship with Oracle

  In January 1997, the Company entered into a written agreement with Oracle pursuant to which the two companies agreed to market the Oracle Solution Suite incorporating the Company's System ESS software to potential customers in the consumer packaged goods industry. The agreement deals with development of component software, integration, marketing, and support. Pursuant to the written agreement, Oracle pays the Company specified percentages of the total fees that Oracle receives from the customer. The Company has the right to market System ESS to customers in the consumer packaged goods industry as a joint solution or in any manner which does not encompass all of the elements of the Oracle Solution Suite. In addition, outside of the scope of the Oracle Solution Suite, the Company and Oracle periodically enter into separate agent agreements with respect to a customer authorizing Oracle to license the Company's System ESS software to that customer. Pursuant to the agent agreements, Oracle pays to the Company a specified amount for the particular license. For the fiscal years ended April 30, 1996 and 1997, 58% and 63%, respectively, of the Company's license revenues and 24% and 35%, respectively, of the Company's total revenues was derived from customers introduced to the Company by Oracle pursuant to this agreement.

17.   Related Party Transactions

  During the fiscal year ended April 30, 1995, the Company issued a promissory note to the Company's majority stockholder of $2.5 million. This note, together with accrued interest thereon was converted into shares of the Company's Convertible Preferred Stock within the same fiscal year as originally issued.

  The Companies had a consulting arrangement with a shareholder of the Company which expired on October 31, 1996. Pursuant to this arrangement, the shareholder received $306,000 and $228,000 from the Companies during the years ended April 30, 1996 and 1997, respectively.

  As of April 30, 1997, the Company had a short-term loan receivable with an employee of the Company in the amount of $100,000.


18. Geographic Information

  The Companies' operations are located primarily in the United States, Sweden and the United Kingdom.

  The following table sets forth information relating to revenues, income
(loss) from operations and identifiable assets by geographic location of subsidiaries:

                                                                            Inter-
        Year Ended  United              United                Discontinued  Co. &       Total
        April 30,   States  Sweden      Kingdom  Netherlands  Operations    Other       Consol.
        Revenues                        (in thousands)
          1997     $18,432  $35,629   $ 8,227    $ --        $  --        $(2,676)   $59,612
                   ======   ======    =======    ====         ====         ======     ======
          1996     $12,805  $25,439   $ 2,955    $ --        $  --        $(1,190)   $40,009
                   =======   ======   =======    ====         ====         ======     ======
          1995     $ 7,068  $23,117   $ 1,482    $ --        $  --        $(3,923)   $27,744
                   =======  =======   ========   ====         ====         ======     ======
        Year Ended
        April 30,
   Income (loss) from
       operations                                 (in thousands)

         1997     $   747  $ 4,938   $  (234)   $(295)     $    --       $   (287)   $ 4,869
                   ======   ======    =======    ====         ====         ======     ======
         1996     $   214  $ 1,098   $    73    $  --       $   --       $     --    $ 1,385
                   ======   ======    =======    ====         ====         ======     ======
         1995     $(1,348) $(4,545)  $  (132)   $  --       $   --       $     --    $(6,025)
                   ======   ======    =======    ====         ====         ======     ======
        April 30,
   Identifiable Assets                            (in thousands)

         1997     $63,908  $25,695   $ 4,984    $ 156      $    --      $ (43,780)   $50,963
                   ======   ======    =======    ====        =====         ======     ======
         1996     $11,420  $13,209   $ 2,725    $  --       $1,111       $ (7,141)   $21,324
                   ======   ======    =======    ====        =====         ======    =======

        The Company's export sales are less than 10 percent of total revenue. The disclosure of export sales by geographic area, therefore, is not required according to SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." The following table is presented to show revenues by customer location:

        Year Ended    United                 United     Other       Asia/         Total
        April 30,     States     Sweden      Kingdom    Europe      Pacific    Consolidated
        Revenues                        (in thousands)
          1997       $29,767    $11,536    $  8,253     $ 4,064     $5,992      $59,612
                      ======    =======     =======      ======     ======      =======
          1996       $18,212    $13,516    $  3,081     $ 3,249     $1,951      $40,009
                      ======    =======     =======     =======     ======      =======
          1995       $ 8,550    $17,040    $            $ 2,154     $           $27,744
                      ======    =======     =======     =======     ======      =======

 Major customers

  For the year ended April 30, 1995, the Companies recorded revenues from two customers which comprised 13% and 12% of total revenues, respectively. For the years ended April 30, 1996 and 1997, the Companies had no single customers with sales comprising more than 10% of total revenues.


19. Acquisition of Ceratina

  On April 24, 1997, the Company acquired all of the outstanding shares of Ceratina International AB ("Ceratina"), a Swedish-based warehouse management software company, for $1,025,000. This amount was paid in May 1997 and is, therefore, shown as other current liability at April 30, 1997. The Ceratina acquisition agreement provides that the Company will be required to pay additional consideration of $45,000 on the signing of each new license agreement for warehouse software. This provision applies to license agreements made from the date of the acquisition to April 30, 2000 and is limited to a total of $768,000. The Company estimates that it is more likely than not that approximately $384,000 will be required to be paid as additional consideration. The results of Ceratina International AB have been combined with those of the Company since January 1, 1997.

  The acquisition was accounted for using the purchase method. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of the tangible assets acquired and liabilities assumed was $781,000 and $516,000, respectively. The excess of the purchase price over the net assets acquired, which includes the estimated additional consideration as described above, amounted to $1,144,000. This amount was recorded as goodwill and is being amortized over ten years on a straight-line basis.

  The results of operations of Ceratina International AB are immaterial with respect to the Company as a whole.


20. Discontinued Operations

  On January 20, 1997, the Company sold its stock representing 55% ownership in Pargon AB for $2,900,000 in cash. The Company recorded a gain of $1,100,000 (net of taxes of $372,000) on the sales. Pargon AB operated in two segments constituting the production and sale of microprocessor compilers and consultancy services for relational data base management systems ("RDBMS"). The Microprocessor compiler segment includes the development and supply through direct sale of compilers for microprocessors used by manufacturers of domestic appliances and cellular communications equipment. The RDBMS consultancy segment related to the supply of RDBMS consultancy services to public sector institutions in Sweden.

  The disposal of these business segments has been accounted for as discontinued operations in accordance with APB No. 30 and therefore, their operations have been separately presented in the consolidated financial statements. Revenues, cost of revenues, operating expenses, other income and expense and provisions for income taxes for the fiscal year 1995, 1996 and 1997 have been reclassified for amounts associated with the discontinued operations.

  Summary operating results associated with the discontinued operations of Pargon AB for the years ended April 30, 1995, 1996 and 1997 were as follows:

                                                 Year Ended April 30,
                                               1995      1996      1997
                                                     (in thousands)
                                                        <C
    Revenues ...................................       $6,080    $8,149    $6,783
                                                       ======    ======    ======
    Gross profit ...............................       $2,578    $3,826    $3,836
                                                       ======    ======    ======
    Operating expenses .........................       $2,693    $2,928    $2,906
                                                       ======    ======    ======
    Minority interest ..........................       $   63    $  275    $  424
                                                       ======    ======    ======
    Income (loss) from discontinued operations before
      income taxes .............................       $ (168)   $  590    $  519
    Provision for income taxes .................           78       263       145
                                                       ------    ------    ------
    Income (loss) from discontinued operations after
     provision for income taxes ................       $ (246)   $  327    $  374
                                                       ======    ======    ======

  The net assets of the discontinued operations excluding intercompany balances as of April 30, 1996 and 1997 were as follows:

                                                     April 30,
                                                  1996      1997
    Current assets .........................    $2,899      $  --
    Property and equipment .................       460         --
    Other assets ...........................        14         --
                                                 -----      -----
      Total assets .........................     3,373         --
                                                 -----      -----
    Current liabilities ....................     1,212         --
    Other noncurrent liabilities ...........       152         --
    Minority interest ......................       898         --
                                                 -----      -----
      Total liabilities and minority interest    2,262         --
                                                 -----      -----
      Net assets ...........................    $1,111      $  --
                                                 =====      =====
21.  Subsequent Events

  The pending legal claim which existed as of April 30, 1997, was settled on June 9, 1997, on terms providing that all pending claims be dismissed and each party bear its own costs. The Company had an outstanding account receivable from the claimant which was written off in 1996.


22. Quarterly Information (Unaudited)

  Summarized quarterly consolidated financial information for 1996 and 1997 is as follows:

                                                  Quarter Ended
             July 31, Oct. 31, Jan. 31, April 30, July 31, Oct. 31, Jan. 31, April 30,
               1995    1995     1996     1996       1996     1996     1997     1997
                       (in thousands, except per share data)
Total revenues  $4,725  $7,812   $12,803  $14,669   $9,217   $13,504  $15,611  $21,280
Gross profit       939   3,383     7,538    7,672    3,943     6,706    9,381   14,170
Income (loss)
 from continuing
 operations     (2,279)   (347)    2,311    1,738   (1,064)      184    2,201    4,107
Income (loss)
 from discontinued
 operations        (78)    134       189       82        2       263      109       --
Net income
 (loss)         (2,357)   (213)    2,500    1,820   (1,062)      549    3,308    4,107
Earnings per
 share           (0.09)  (0.01)     0.10     0.07    (0.04)     0.02     0.12     0.14
Weighted average
 number of
 shares         25,223  25,223    25,223   25,223   24,502    25,568   28,443   28,338


PAGE

                            SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INDUSTRI-MATEMATIK INTERNATIONAL CORP.


July 28   1997                        By: /S/ STIG G. DURLOW
                                          ----------------------------------
                                         Stig G. Durlow, Chairman, President,
                                         and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


July 28, 1997                   /S/ STIG G. DURLOW
                                -----------------------------
                                Stig G. Durlow, Principal
                                 Executive Officer, Director


July 28, 1997                   /S/ LARS-GORAN PETERSON
                                ------------------------------
                                Lars-Goran Peterson, Principal
                                Financial and Accounting
                                Officer


July 28, 1997                   /S/ JEFFREY A. HARRIS
                                ------------------------------
                                Jeffrey A. Harris, Director



July 28, 1997                   /S/ WILLIAM H. JANEWAY
                                ------------------------------
                                William H. Janeway, Director



July 28, 1997                   /S/ MARTIN LEIMDORFER
                                ------------------------------
                                Martin Leimdorfer, Director



July 28, 1997                   /S/ GEOFFREY W. SQUIRE
                                ------------------------------
                                Geoffrey W. Squire, Director