Form 10-Q
period 1997-07-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1997-09-15
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

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

Class:                                   Outstanding July 31, 1997:

Common Stock ($.01 par value)                      15,853,312 shares
Class B Common Stock ($.01 par value)              12,088,200 shares


                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                 (in thousands, except per share figures)

                                             07/31/97         4/30/97
                                            -----------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                $16,661        $ 9,023
    Short-term investments                     9,888          9,952
    Accounts receivable, less allowance
      for doubtful accounts of $202
      and $205 at July 31, 1997 and
      April 30, 1997, respectively            14,494         22,463
    Accrued receivables                          864          1,010
    Prepaid expenses                           1,486          1,773
    Income taxes receivable                       76             28
    Other current assets                         233            111
                                             --------       --------
  Total current assets                        43,702         44,360
                                             --------       --------
Non-current assets:
    Property and equipment, net                3,732          3,484
    Deferred income taxes                      1,665          1,643
    Goodwill                                   1,059          1,107
    Other non-current assets                     323            369
                                             --------       --------
  Total non-current assets                     6,779          6,603
                                             --------       --------
Total Assets                                 $50,481        $50,963
                                             ========       ========

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities:
    Current portion of capital
     lease obligations                       $   461        $   422
    Accounts payable                           1,175          1,426
    Accrued expenses and other
     current liabilities                       1,695          2,455
    Accrued payroll and employee benefits      3,322          5,509
    Deferred revenue                           5,223          3,717
                                             --------       --------
  Total current liabilities                   11,876         13,529
                                             --------       --------
Long-term liabilities:
    Capital lease obligations                    420            554
    Accrued pensions liability                 1,767          1,674
    Deferred income taxes                         43             68
    Other long-term liabilities                  377            384
                                             --------       --------
Total long-term liabilities                    2,607          2,680
                                             --------       --------
  Total liabilities                           14,483         16,209
                                             --------       --------
Shareholders' equity:
    Common Stock; voting, $.01 par
     value; 62,500,000 shares authorized;
     15,853,312 and 15,591,558, shares
     issued and outstanding at July 31,
     1997, and April 30, 1997, respectively      158            156
    Class B Common Stock; non-voting,
     $.01 par value; 12,500,000 shares
     authorized; 12,088,200 shares
     issued and outstanding                      121            121
    Additional paid-in capital                43,923         43,379
    Accumulated deficit                       (3,476)        (4,106)
    Cumulative translation adjustment         (2,414)        (2,270)
    Note receivable from stockholders         (2,314)        (2,526)
                                             --------       --------
       Total shareholders' equity             35,998         34,754
                                             --------       --------
Total Liabilities and Shareholders' equity   $50,481        $50,963
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

PAGE

                    INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)


                                                THREE MONTHS ENDED
                                          07/31/97           07/31/96
                                        _____________   ______________
Revenues:
    Licenses                                 $ 5,791        $ 2,296
    Service and maintenance                    9,784          6,779
    Other                                        131            142
                                             --------       --------
      Total revenues                          15,706          9,217
                                             --------       --------
Cost of revenues:
    Licenses                                      88            100
    Service and maintenance                    7,495          5,078
    Other                                         85             96
                                             --------       --------
      Total cost of revenues                   7,668          5,274
                                             --------       --------
Gross profit                                   8,038          3,943
                                             --------       --------
Operating expenses:
    Product development                        2,516          1,956
    Sales and marketing                        3,720          2,593
    General and administrative                 1,390            986
                                             --------       --------
      Total operating expenses                 7,626          5,535
                                             --------       --------
Income (loss) from operations                    412         (1,592)

Other income (expense):
    Interest income                              240             13
    Interest expense                             (15)          (127)
    Miscellaneous income (expense)               (65)           (63)
                                             --------       --------
Income (loss) from continuing operations
    before income taxes                          572         (1,769)
Provision (benefit) for income taxes             (58)          (705)
                                             --------       --------
Income (loss) from continuing operations         630         (1,064)
Income from discontinued operations                0              2
                                             --------       --------

Net income (loss)                            $   630        $(1,062)
                                             ========       ========

Earnings per share                           $  0.02        $ (0.04)
                                             ========       ========
Weighted average number of
 shares outstanding                       28,445,775     24,502,000
                                          ==========     ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)

                                                THREE MONTHS ENDED
                                              07/31/97       07/31/96
                                            -----------     -----------
Cash flows from operating activities:
Net income (loss)                            $   630        $(1,062)
                                             --------       --------
Adjustments to reconcile net income
 (loss) to net cash provided by operat-
 ing activities:
    Depreciation and amortization                398            220
    Provision for doubtful accounts                0            (32)
    Deferred income taxes                        (73)          (688)
    (Gain) loss on disposal of plant
      Property and equipment                      15             (2)
    Write-down on plant and equipment              0              3
    Changes in operating assets
     and liabilities:
      Accounts receivable                      7,960          3,008
      Accrued receivables and
        prepaid expenses                         410           (271)
      Income taxes                               (64)            22
      Other assets                               (82)          (331)
      Accounts payable                          (238)           571
      Accrued expenses and other
        current liabilities                      302         (1,685)
      Accrued payroll, employee benefits
        and deferred revenue                    (646)         1,026
     Accrued pensions liability                  124            108
                                             --------       --------
      Net cash provided by continuing
        operations                             8,736            887
      Net cash provided by discontinued
        operations                                 0             13
                                             -------        --------
        Net cash provided by (used in)
        operating activities                   8,736            900
                                             --------       --------
Cash flows from investing activities:
      Purchase of short-term investments      (9,888)             0
      Proceeds from sale of short-term
        investments                            9,952              0
      Additions to property and equipment       (649)          (208)
      Payment for Ceratina                    (1,025)             0
      Proceeds from sale of property
        and equipment                              4              7

      Collection of notes receivable             211              0
                                             --------       --------
      Net cash flows provided by
      (used in) investing activities          (1,395)          (201)
                                             --------       --------

Cash flows from financing activities:
      Net payments under lines of credit           0           (913)
      Payments on short-term borrowings            0            (97)
      Principal payments on capital
        lease obligations                        (89)           (88)
      Issuance of common stock                   547               0
      Other                                      (97)           103
                                             --------        -------
      Net cash flows provided by (used
      in) financing activities                   361           (995)
                                             --------        -------
Translation differences on cash and
 cash equivalents                                (64)            20
                                             --------        -------
Net increase (decrease) in cash and
 cash equivalents                              7,638           (276)


Cash and cash equivalents at beginning
 of period                                     9,023            558
Cash and cash equivalents at end             --------       --------
 of period                                   $16,661        $   282
                                             ========       ========
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
      Interest                               $    34        $   155
                                             -------        --------
      Income taxes                           $   165        $     4
                                             -------        --------

The accompanying notes are an integral part of the condensed consolidated financial statements.



         INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

1.  Interim Financial Statements

     The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at April 30, 1997 (audited), and July 31, 1997 (unaudited), and the results of operations and cash flows for the three months ended July 31, 1996 and 1997. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as presented in the Annual Report on Form 10-K for the fiscal year ended April 30, 1997. Results of operations and cash flows for the period ended July 31, 1997, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 1998, or any other future period.


2.  Net Income per Share

     For the three months ended July 31, 1997, net income per share was based on the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method and represent shares issuable upon the exercise of outstanding stock options.


3.  Accrued Expenses and Other Current Liabilities

                            July 31, 1997   April 30, 1997
                              ----------      ---------
                             (unaudited)
                                    (in thousands)

Accrued purchases               $  737         $  651
Acquisition of Ceratina              0          1,025
Accrued pension taxes              456            407
Employee withholding taxes         358              0
Value-added tax                    112            160
Other                               32            212
                                 -----          -----
                                $1,695         $2,455
                                 =====          =====

4.  Accrued Payroll and Employee Benefits


                            July 31, 1997   April 30, 1997
                              ----------      ---------
                              (unaudited)
                                    (in thousands)

Accrued commissions             $1,065         $2,500
Accrued payroll taxes              639          1,392
Accrued vacation pay               608          1,030
Accrued salaries and bonus         617            297
Accrued pension expenses           305            290
Accrued expenses ESPP               88              0
                                 -----          -----
                                $3,322         $5,509
                                 =====          =====

5.  Income Taxes

     For the three month periods ended July 31, 1996 and 1997, a deferred tax asset was recognized relating to the Company's net operating loss for the period. At July 31, 1997, the Company had approximately $2.6 million of gross deferred tax assets comprised primarily of net operating loss carryforwards in Sweden. During the three month periods ended July 31, 1996 and 1997, the Company reduced its valuation allowance relating to its net operating loss carryforwards based upon positive evidence indicating an increased likelihood of the utilization of such net operating loss carryforwards in offsetting future tax expense. Estimated future earnings necessary to fully realize the net deferred tax asset are $5.7 million. Such earnings are forecasted to be realized within the fiscal year. There can be no assurance that future earnings, if any, will meet currently forecasted levels; however it is management's opinion that the realization of such earnings in the future is more likely than not.


6.  Stock Options and Employee Stock Purchase Plan Purchases

     Under the Industri-Matematik International Corp. Stock Option Plan, 522,500 options were granted during the three months ended July 31, 1997. All options were issued at an exercise price equal to the estimated fair market value at the date of grant. During the same period, 52,609 shares were issued upon the exercise of options granted pursuant to the Industri-Matematik International Corp. 1997 Employee Stock Purchase Plan at an exercise price of $5.10 per share.

         INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding continued market acceptance of new products and product enhancements, delays in the introduction of new products and product enhancements, and risks associated with managing the Company's rapid growth, as well as factors discussed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

OVERVIEW

The Company develops, markets, and supports client/server application software that enables manufacturers, distributors, wholesalers, and third-party logistics companies to more effectively manage the "demand chain". Demand chain management encompasses the execution of multiple customer-centric order fulfillment processes, including order management, distribution logistics, inventory replenishment, and demand planning. The Company's principal product, System ESS, has been designed specifically to meet complex or high-volume demand chain management requirements of large manufacturers, distributors, wholesalers, and third-party logistics companies. System ESS allows customers to leverage the value of their existing systems by integrating with legacy and new client/server manufacturing, planning, and financial information systems.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                         Three Months Ended
                                              July 31,
                                          1997         1996

Revenue
  Licenses                                  36.9%       24.9%
  Services and maintenance                  62.3        73.6
  Other                                      0.8         1.5
                                           -----       -----
      Total revenues                       100.0       100.0
                                           -----       -----
Cost of revenues:
  Licenses                                   0.6         1.1
  Services and maintenance                  47.7        55.1
  Other                                      0.5         1.0
                                           -----       -----
      Total Cost of revenues                48.8        57.2
                                           -----       -----
      Gross profit                          51.2        42.8
                                           -----       -----

Operating expenses:
  Product Development                       16.0        21.2
  Sales and marketing                       23.7        28.1
  General and administrative                 8.9        10.7
                                           -----       -----
      Total Operating expenses              48.6        60.0
                                           -----       -----
Income (loss) from operations                2.6       (17.2)


Other income (expenses):
  Interest income                            1.5         0.1
  Interest expense                          (0.1)       (1.4)
  Miscellaneous income (expense)            (0.4)       (0.7)
                                           -----       -----
Income (loss) from continuing
  operations before income taxes             3.6       (19.2)
Provisions (benefit) for income taxes       (0.4)       (7.7)
                                           -----       -----
Income (loss) from continuing operations     4.0       (11.5)

Income from discontinued operations          0.0         0.0
Gain on sale of discontinued operations      0.0         0.0
                                           -----       -----
Net income (loss)                            4.0%      (11.5)%
                                           =====       =====


REVENUES

The Company's revenues consist of software license revenues, service and maintenance revenues, and other revenues. Software license revenues consist of sales of software licenses which are recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remain outstanding, amounts are due within one year, and collection is considered probable by management. Service revenues are derived from fees for consulting, training, and client-specific development services and are recognized as services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance. Other revenues are primarily third-party hardware sales necessary to help certain customers implement System ESS.

Total revenues increased 70.4% to $15.7 million in the quarter ended July 31, 1997, from $9.2 million in the quarter ended July 31, 1996. The Company currently derives substantially all of its revenues from System ESS licenses and related service and maintenance. As a result of the Company's dependence on the continued market acceptance of System ESS, there can be no assurance that total revenues will continue to grow at the rates experienced in prior periods, if at all.

Revenues generated in the United States were approximately 57% and 36% of total revenues in the quarters ended July 31, 1997 and 1996, respectively. The significant increase in US revenues from fiscal 1997 is primarily due to the US expansion of the Company's sales and services operations in the last year.

LICENSE REVENUES. Revenues from software licenses increased 152.2% to $5.8 million in the quarter ended July 31, 1997, from $2.3 million in the quarter ended July 31, 1996. The significant increase in software license revenues was primarily due to the growing market acceptance of System ESS and the expansion of the Company's sales and marketing organizations in the US and Europe.

SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance increased 44.3% to $9.8 million in the quarter ended July 31, 1997, from $6.8 million in the quarter ended July 31, 1996. The increase in the absolute dollar amount of service and maintenance revenues was related primarily to an increase in the number of System ESS licenses sold during fiscal 1997 and fiscal 1998 and a significant expansion of the Company's consulting organization in the US and Europe. The percentage increase in service and maintenance revenues is lower than the percentage increase in license revenues as a result of the Company's use, where advantageous, of third-party consultants to provide services to the Company's customers as well as the fact that service and maintenance revenues are not necessarily proportional to license revenues. Service and maintenance revenues as a percentage of total revenues decreased to 62.3% in the quarter ended July 31, 1997, from 73.6% in the quarter ended July 31, 1996.

OTHER REVENUES. Other revenues are primarily third-party hardware sales to help certain customers implement System ESS. Other revenues decreased 7.7% to $131,000 in the quarter ended July 31, 1997, from $142,000 in the quarter ended July 31, 1996. Other revenues as a percentage of total revenues decreased to 0.8% in the quarter ended July 31, 1997, from 1.5% in the quarter ended July 31, 1996. The decrease in other revenues as a percentage of total revenues reflects a reduction by the Company in its efforts to provide third-party hardware and support.

COST OF REVENUES

COST OF LICENSE REVENUES. Cost of license revenues consists primarily of license fees paid with respect to third-party software included with the sales of System ESS, and, occasionally, the cost of third-party complementary software that is sold together with System ESS without being an integral part of System ESS. Cost of license revenues was $88,000 and $100,000 in the quarters ended July 31, 1997 and 1996, representing 1.5% and 4.4% of license revenues, respectively. The decrease in cost of license revenues for the quarter ended July 31, 1997, compared to the same quarter in 1996 both in absolute dollar amount and as a percentage of license revenues was primarily due to the decrease in sales of third-party complementary software.

COST OF SERVICE AND MAINTENANCE REVENUES. Cost of services and maintenance revenues consists primarily of costs associated with consulting, implementation, and training services and, occasionally, the use by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of service and maintenance revenues also includes the cost of providing software maintenance to customers, such as telephone hotline support.

Cost of service and maintenance revenues was $7.5 million and $5.1 million in the quarters ended July 31, 1997, and 1996, representing 76.6% and 74.9% of service and maintenance revenues, respectively. The increase in cost of services and maintenance both in absolute dollar amounts and as a percentage of service and maintenance revenues was primarily due to the increase in the number of consultants, product support, and training staff and the increased use of third-party consultants. The Company expects to continue to increase the number of consultants and product support and training staff in the future as the number of System ESS licenses increases.

COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $85,000 and $96,000 in the quarters ended July 31, 1997, and 1996, representing 64.9% and 67.6% of other revenues, respectively.

PRODUCT DEVELOPMENT. Product development expenses were $2.5 million and $2.0 million in the quarters ended July 31, 1997, and 1996, representing 16.0% and 21.2% of total revenues, respectively. The increase in product development expenses in dollar amount was primarily due to an increase in the number of product development personnel and other related costs incurred in connection with expanding the Company's product development department and, to a lesser extent, the costs relating to third-party translation work. The Company expects that the dollar amount of product development expenses will continue to increase as the Company continues to invest in developing new applications, product enhancements, and localization and translation of System ESS.

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

SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $3.7 million and $2.6 million in the quarters ended July 31, 1997 and 1996, representing 23.7% and 28.1% of total revenues, respectively. The increase in sales and marketing expenses in absolute dollar amount was primarily due to (i) increased staffing as the Company established new sales offices and expanded its existing direct sales force and (ii) increased sales commissions associated with significantly higher license revenues. The Company expects to continue to increase significantly its sales and marketing expenses in order to expand its international sales operations and to enter into new vertical markets.

GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consists primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting and other requirements. General and administrative expenses were $1.4 million and $986,000 in the quarters ended July 31, 1997, and 1996, representing 8.9% and 10.7% of total revenues, respectively. The increase in the absolute dollar amounts of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of the Company's business during fiscal 1998 and 1997. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the Company's ability to leverage its staff to support expanded revenues. The Company expects that general and administrative expenses in absolute dollars but not necessarily as a percentage of total revenue will continue to increase in the foreseeable future.

OTHER INCOME (EXPENSE)

Other income (expense) comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $240,000 and $13,000 in the quarters ended July 31, 1997, and 1996, representing 1.5% and 0.1% of total revenues, respectively. The increase is due to the Company's investment of a portion of the proceeds of its initial public offering in short-term investments and interest-bearing accounts. Interest expenses were $15,000 and $127,000 in the quarters ended July 31, 1997, and 1996, representing 0.1% and 1.4% of total revenues, respectively. The decrease in interest expenses is primarily due to the Company's repayment of its outstanding loans after the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1997, the Company had $31.8 million of working capital, including $16.7 million in cash and cash equivalents and $9.9 million in short-term investments, as compared to $30.8 million of working capital as of April 30, 1997, including $9.0 million of cash and cash equivalents and $10.0 in short-term investments.

Accounts receivable decreased to $14.5 million at July 31, 1997, from $22.5 million at April 30, 1997, and the average days' sales outstanding, including contract receivables, was 88 days for the quarter ended July 31, 1997, as compared to 99 days for the year ended April 30, 1997. The decrease in average days' sales outstanding was primarily due to the collection of several large trade receivable balances outstanding at April 30, 1997. The Company expects its average days' sales outstanding to fluctuate in future periods from the level at July 31, 1997. Average days' sales outstanding can vary for a variety of reasons including the timing and billing of receivables for which the related revenues may not yet be recognizable.

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

                  PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 11.  Computation of Per Share Earnings

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended July 31, 1997.

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


DATE: September 12, 1997