Form 10-Q
period 1997-10-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1997-12-15
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

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

Class:                                   Outstanding October 31, 1997:

Common Stock ($.01 par value)                      16,214,164 shares
Class B Common Stock ($.01 par value)              12,088,200 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except per share figures)

                                             10/31/97          4/30/97
                                            -----------     -----------
                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                $25,564        $ 9,023
    Short-term investments                     7,362          9,952
    Accounts receivable, less allowance
      for doubtful accounts of $202
      and $214 at October 31, 1997 and
      April 30, 1997, respectively            14,936         22,463
    Contract receivables                         971          1,010
    Prepaid expenses                           1,824          1,773
    Income taxes receivable                      280             28
      Other current assets                       169            111
                                              ------         ------
          Total current assets                51,106         44,360
                                              ------         ------
Non-current assets:
     Property and equipment, net               4,099          3,484
     Deferred income taxes                     1,225          1,643
     Goodwill                                  1,090          1,107
     Other non-current assets                    320            369
                                              ------         ------
          Total non-current assets             6,734          6,603
                                              ------         ------
Total Assets                                 $57,840        $50,963
                                             =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital
       lease obligations                     $   791        $   422
     Accounts payable                          1,319          1,426
     Accrued expenses and other
       current liabilities                     2,789          2,455
     Accrued payroll and employee benefits     3,817          5,509
     Deferred revenue                          5,752          3,717
                                              ------         ------
          Total current liabilities           14,468         13,529
                                              ------         ------
Long-term liabilities:
     Capital lease obligations                 1,264            554
     Accrued pensions liability                2,007          1,674
     Deferred income taxes                       264             68
     Other long-term liabilities                 399            384
                                              ------         ------
     Total long-term liabilities               3,934          2,680
                                              ------         ------
          Total liabilities                   18,402         16,209

Shareholders' equity:
     Common Stock; voting, $.01 par value;
     62,500,000 shares authorized;
     16,214,164 and 15,591,558 shares
     issued and outstanding at
     October 31, 1997 and April 30,
     1997, respectively                          162            156
    Class B Common Stock; non-voting,
     $.01 par value; 12,500,000 shares
     authorized; 12,088,200 shares issued
     and outstanding                             121            121
    Additional paid-in capital                48,197         43,379
    Accumulated deficit                         (400)        (4,106)
    Cumulative translation adjustment         (2,331)        (2,270)
    Notes receivable from stockholders        (6,311)        (2,526)
                                             -------        -------
       Total shareholders' equity             39,438         34,754
                                             -------        -------
Total Liabilities and Shareholders' equity   $57,840        $50,963
                                             ========       =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)
                                                THREE MONTHS ENDED
                                          10/31/97           10/31/96
                                       ---------------   ----------------
Revenues:
    Licenses                                 $10,036     $ 4,836
    Service and maintenance                   13,025       7,875
    Other                                        173         793
                                             -------     -------
      Total revenues                          23,234      13,504
                                             -------     -------
Cost of revenues:
    Licenses                                     193         653
    Service and maintenance                    9,439       5,741
    Other                                         89         404
                                             -------     -------
      Total cost of revenues                   9,721       6,798
                                             -------     -------
      Gross profit                            13,513       6,706
                                             -------     -------
Operating expenses:
    Product development                        2,875       2,624
    Sales and marketing                        4,685       2,782
    General and administrative                 2,142       1,084
                                             -------     -------
      Total operating expenses                 9,702       6,490
                                             -------     -------
Income from operations                         3,811         216
                                             -------     -------

Other income (expense):
    Interest income                              267          88
    Interest expense                             (20)       (103)
    Miscellaneous expense                        (34)       (104)
                                             -------     -------
      Total other income (expense)               213        (119)
                                             -------     -------
Income from continuing operations
    before income taxes                        4,024          97
    Provision (benefit) for income taxes         834         (87)
                                             -------     -------
Income from continuing operations              3,190         184
Income from discontinued operations                0         365
                                             -------     -------
Net income                                   $ 3,190     $   549
                                             =======     =======
Earnings per share                           $  0.11     $  0.02
                                             =======     =======
Weighted average number of
 shares outstanding                       28,960,126  25,568,000
                                          ==========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES


              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)
                                                SIX MONTHS ENDED
                                          10/31/97           10/31/96
                                       ---------------   ---------------
Revenues
    Licenses                                 $15,827     $ 7,132
    Service and maintenance                   22,809      14,654
    Other                                        304         935
                                             -------     -------
      Total revenues                          38,940      22,721
                                             -------     -------
Cost of revenues:
    Licenses                                     281         753
    Service and maintenance                   16,934      10,819
    Other                                        174         500
                                             -------     -------
      Total cost of revenues                  17,389      12,072
                                             -------     -------
Gross profit                                  21,551      10,649
                                             -------     -------
Operating expenses:
    Product development                        5,391       4,580
    Sales and marketing                        8,405       5,375
    General and administrative                 3,532       2,070
                                             -------     -------
      Total operating expenses                17,328      12,025
                                             -------     -------
Income (loss) from operations                  4,223      (1,376)
                                             -------     -------
Other income (expense):
    Interest income                              507         101
    Interest expense                             (35)       (230)
    Miscellaneous expense                        (99)       (167)
                                             -------     -------
      Total other income (expense)               373        (296)
                                             -------     -------
Income (loss) from continuing operations
    before income taxes                        4,596      (1,672)
    Provision (benefit) for income taxes         776        (792)
                                             -------     -------
Income (loss) from continuing operations       3,820        (880)
Income from discontinued operations                0         367
                                             -------     -------
Net income (loss)                            $ 3,820     $  (513)
                                             =======     =======
Earnings per share                           $  0.13     $ (0.02)
                                             =======     =======
Weighted average number of
 shares outstanding                       28,702,951  25,035,000
                                          ==========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)
                                                 SIX MONTHS ENDED
                                              10/31/97       10/31/96
                                            -----------     -----------
Cash flows from operating activities:
Net income (loss)                            $ 3,820        $  (513)

Adjustments to reconcile net income
 (loss) to net cash provided by operating
 activities:
    Depreciation and amortization                859            462
    Provision for doubtful accounts             (167)           (63)
    Deferred income taxes                        657           (747)
    (Gain) loss on disposal of plant
      property and equipment                      20             (2)
    Write-down on plant and equipment              0              3
    Changes in operating assets
     and liabilities:
      Accounts receivable                      7,663          3,064
      Accrued receivables and
        prepaid expenses                          62            454
      Income taxes                              (258)            22
      Other assets                                 0           (231)
      Accounts payable                          (150)           929
      Accrued expenses and other
        current liabilities                    1,316         (2,379)
      Accrued payroll, employee benefits
        and deferred revenue                     183           (910)
      Accrued pensions liability                 259            217
                                             -------        -------
Net cash provided by continuing operations    14,264            306

Net cash provided by discontinued operations       0           (265)
                                             -------        -------
Net cash provided by operating activities     14,264             41
                                             -------        -------

Cash flows from investing activities:
      Purchase of short-term investments     (17,250)             0
      Proceeds from sale of short-term
        Investments                           19,840              0
      Additions to property and equipment     (1,493)          (435)
      Payment for Ceratina                    (1,025)             0
      Proceeds from sale of property
      and equipment                            1,364              7
      Collection of notes receivable             361              0
                                             -------        -------
Net cash provided by (used in) investing
 activities                                    1,797           (428)
                                             -------        -------

Cash flows from financing activities:
      Net payments under lines of credit           0         (7,764)
      (Payments) on short-term borrowings          0            (97)
      Principal payments on capital
        lease obligations                       (179)          (190)
      Issuance of Common Stock                   678         28,532
      Other                                     (118)           250
                                             -------        -------
Net cash flows provided by
 financing activities                            381         20,731
                                             -------        -------

Translation differences on cash and
 cash equivalents                                 99             23
                                             -------        -------
Net increase in cash and cash
 equivalents                                 $16,541        $20,367
                                             =======        =======

Cash and cash equivalents at beginning
 of period                                   $ 9,023        $   558
Cash and cash equivalents at end             -------        -------
 of period                                   $25,564        $20,925
                                             -------        -------
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
      Interest                               $    69        $   305
                                             -------        -------
      Income taxes                           $   313        $     4
                                             -------        -------
The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurr-ing adjustments) considered necessary for a fair presentation of the Company's financial condition at April 30, 1997 (audited), and October 31, 1997 (unaudited), and the results of operations and cash flows for the six months ended October 31, 1996, and 1997. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997. Results of operations and cash flows for the period ended October 31, 1997, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 1998, or any other future period.

2.  Net Income per Share

    For the three and six months ended October 31, 1997 net income per share was based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method and represent shares issuable upon the exercise of outstanding stock options.

3.  Accrued Expenses and Other Current Liabilities

                              October 31, 1997    April 30, 1997
                              ----------------    --------------
                                (unaudited)
                                        (in thousands)
Accrued purchases             $1,631              $  651
Acquisition of Ceratina            0               1,025
Accrued pension taxes            551                 407
Employee withholding taxes       404                   0
Value-added tax                  151                 160
Other                             52                 212
                              ------              ------
                              $2,789              $2,455
                              ======              ======


4.  Accrued Payroll and Employee Benefits

                              October 31, 1997      April 30, 1997
                              ----------------      --------------
                                 (unaudited)
                                     (in thousands)
Accrued commissions           $   80              $2,500
Accrued payroll taxes            660               1,392
Accrued vacation pay             898               1,030
Accrued salaries and bonus     1,309                 297
Accrued pension expenses         338                 290
Accrued expenses ESPP            532                   0
                              ------              ------
                              $3,817              $5,509
                              ======              ======

5.  Income Taxes

    For the three and six month periods ended October 31, 1996, and October 31, 1997, a deferred tax asset was recognized for the period relating to the Company's net operating loss. At October 31, 1997, the Company had approximately $1.5 million of gross deferred tax assets comprised primarily of net operating loss carryforwards in Sweden. During the three and six month periods ended October 31, 1996 and 1997, the Company reduced its valuation allowance relating to its net operating loss carryforwards based upon evidence indicating an increased likelihood of the utilization of such net operating loss carryforwards in offsetting future tax expense. Estimated future earnings necessary to fully realize the net deferred tax asset are $3.2 million. Such earnings are forecasted to be realized within the fiscal year ending April 30, 1998. There can be no assurance that future earnings, if any, will meet currently forecasted levels; however it is management's opinion that the realization of such earnings in the future is more likely than not.

6.  Stock Options

    Under the Industri-Matematik International Corp. Stock Option Plan, 497,500 options were granted during the six months ended October 31, 1997, All options were issued at an exercise price equal to the estimated fair market value of the Company's common stock at the date of grant.

7.  Subsequent Events

    The Company completed in November, 1997, a secondary public offering of 8,136,250 common shares, priced at $20.00 per share, of which 4,030,625 shares were sold by the Company and 4,105,625 by existing shareholders. After deducting the underwriter's discount, the net proceeds to the Company were $19.075 per share, or $76,884,171. At the closing of the secondary offering, all outstanding shares of Class B Common Stock were converted to Common Stock. As a result of this offering, the total number of shares outstanding increased to 32,332,989.

PAGE

ITEM 2.
                 INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                            AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regard-ing continued market acceptance of new products and product enhancements, delays in the introduction of new products and product enhancements, and risks associated with managing the Company's rapid growth, as well as factors discussed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997, and the Prospectus dated October 31, 1997, relating to the secondary public offering of the Company's Common Stock.

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





                                 SIX MONTHS ENDED       THREE MONTHS ENDED
                                    October 31,             October 31,
                                 ----------------       ------------------
                                 1997        1996       1997        1996

Revenues:
  Licenses                        40.6%       31.4%      43.2%      35.8%
  Service and maintenance         58.6        64.5       56.1       58.3
  Other                            0.8         4.1        0.7        5.9
                                 -----       -----      -----      -----
    Total revenues               100.0       100.0      100.0      100.0

Cost of revenues:
  Licenses                         0.7         3.3        0.8        4.8
  Service and maintenance         43.5        47.6       40.6       42.5
  Other                            0.4         2.2        0.4        3.0
                                 -----       -----      -----      -----
    Total cost of revenues        44.6        53.1       41.8       50.3
                                 -----       -----      -----      -----
    Gross profit                  55.4        46.9       58.2       49.7
                                 -----       -----      -----      -----
Operating expenses:
  Product Development             13.8        20.2       12.4       19.4
  Sales and marketing             21.6        23.7       20.2       20.6
  General & administrative         9.1         9.1        9.2        8.0
                                 -----       -----      -----      -----
    Total operating expenses      44.5        53.0       41.8       48.0
                                 -----       -----      -----      -----
  Income (loss) from operations   10.9        (6.1)      16.4        1.7
                                 -----       -----      -----      -----
Other income (expenses):
  Interest income                  1.4         0.4        1.1        0.7
  Interest expense                (0.1)       (1.0)      (0.1)      (0.8)
  Miscellaneous income (expense)  (0.3)       (0.7)      (0.1)      (0.8)
                                 -----       -----      -----      -----
Income (loss) from continuing
 operations before income taxes   11.9        (7.4)      17.3        0.8
Provision (benefit) for income
 taxes                             2.0        (3.5)       3.6       (0.6)
                                 -----       -----      -----      -----
Income (loss) from continuing
 operations                        9.9        (3.9)      13.7        1.4
Income (loss) from discontinued
 operations                        0.0         1.6        0.0        2.7
                                 -----       -----      -----      -----
   Net Income (loss)               9.9%       (2.3%)     13.7%       4.1%
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

    Total revenues increased 72.1% to $23.2 million in the quarter ended October 31, 1997, from $13.5 million in the quarter ended October 31, 1996. In the first six months of fiscal 1998, total revenues increased 71.4% to $38.9 million from $22.7 million in the first six months of fiscal 1997. The Company currently derives substantially all of its revenues from System ESS licenses and related service and maintenance. As a result of the Company's dependence on the continued market acceptance of System ESS, there can be no assurance that total revenues will continue to grow at the rates experienced in prior periods, if at all.

    Revenues generated in the United States were approximately 57% and 51% of total revenues in the quarters ended October 31, 1997, and October 31, 1996, respectively. U.S. revenues were approximately 57% and 45% of total revenues in the first six months of fiscal 1998 and fiscal 1997, respectively. The significant increase in U.S. revenues in fiscal 1998 from 1997 is primarily due to the expansion of the Company's U.S. sales and services operations in the last year.

    License Revenues. Revenues from software licenses increased 107.5% to $10.0 million in the quarter ended October 31, 1997, from $4.8 million in the quarter ended October 31, 1996. In the first six months of fiscal 1998, revenues from software licenses increased 121.9% to $15.8 million from $7.1 million in the first six months of fiscal 1997. The significant increase in software license revenues was due primarily to the growing market acceptance of System ESS and the expansion of the Company's sales and marketing organizations in the U.S. and Europe.

    Service and Maintenance Revenues. Revenues from service and main-tenance increased 65.4% to $13.0 million in the quarter ended October 31, 1997, from $7.9 million in the quarter ended October 31, 1996. In the first six months of fiscal 1998, revenues from service and maintenance increased 55.7% to $22.8 million from $14.7 million in the first six months of fiscal 1997. The increase in the absolute dollar amounts of service and maintenance revenues was related primarily to an increase in the number of System ESS licenses sold during fiscal 1998 from fiscal 1997 and a signifi-cant expansion of the Company's consulting organization in the U.S. and Europe. The increase in service and maintenance revenues is lower than the increase in license revenues as a result of the Company's use, where advan-tageous, of third-party consultants to provide services to the Company's customers as well as the fact that service and maintenance revenues are not necessarily proportional to license revenues. Service and maintenance revenues as a percentage of total revenues have decreased to 56.1% in the quarter ended October 31, 1997, from 58.3% in the quarter ended October 31, 1996, and have decreased to 58.6% in the first six months of fiscal 1998 from 64.5% in the first six months of fiscal 1997.

     Other Revenues. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues decreased 78.2% to $173,000 in the quarter ended October 31, 1997, from $793,000 in the quarter ended October 31, 1996. In the first six months of fiscal 1998, other revenues decreased 67.5% to $304,000 from $935,000 in the first six months of fiscal 1997. Other revenues as a percentage of total revenues decreased to 0.7% in the quarter ended October 31, 1997, from 5.9% in the quarter ended October 31, 1996, and decreased to 0.8% in the first six months of fiscal 1998 from 4.1% in the first six months of fiscal 1997. The decrease in other revenues as a percentage of total revenues reflects a reduction by the Company in its efforts to provide third-party hardware and support.

Cost of Revenues

    Cost of License Revenues. Cost of software licenses consists primarily of license fees paid with respect to third-party software included with the licenses of System ESS and, occasionally, the cost of third-party comple-

mentary software that is licensed together with System ESS without being an integral part of System ESS. Cost of license revenues was $193,000 and $653,000 in the quarters ended October 31, 1997, and 1996, representing 1.9% and 13.5% of license revenues, respectively. Cost of license revenues was $281,000 and $753,000 in the first six months of fiscal 1998 and 1997, representing 1.8% and 10.6% of license revenues, respectively. The decrease in cost of license revenues both in absolute dollar amounts and as a percentage of license revenues was primarily due to the decrease in licenses of third-party complementary software.

    Cost of Service and Maintenance Revenues. Cost of service and main-tenance consists primarily of costs associated with consulting, imple-mentation, and training services and, occasionally, the use by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of service and maintenance revenues also in-cludes the cost of providing software maintenance to customers, such as telephone hotline support.

    Cost of service and maintenance revenues was $9.4 million and $5.7 million in the quarters ended October 31, 1997, and 1996, representing 72.5% and 72.9% of service and maintenance revenues, respectively. Cost of service and maintenance revenues was $16.9 million and $10.8 million in the first six months of fiscal 1998 and fiscal 1997, representing 74.2% and 73.8% of service and maintenance revenues, respectively.

     Cost of Other Revenues. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $89,000 and $404,000 in the quarters ended October 31, 1997 and 1996, representing 51.4% and 50.9% of other revenues, respec-tively. Cost of other revenues was $174,000 and $500,000 in the first six months of fiscal 1998 and fiscal 1997, representing 57.2% and 53.5% of other revenues, respectively.

    Product Development. Product development expenses were $2.9 million and $2.6 million in the quarters ended October 31, 1997, and October 31, 1996, representing 12.4% and 19.4% of total revenues, respectively. These same expenses were $5.4 million and $4.6 million in the first six months of fiscal 1998 and 1997, representing 13.8% and 20.2% of total revenues, respectively. The increases in product development expenses in dollar amount were primarily due to an increase in the number of product develop-

ment personnel and other related costs incurred in connection with expand-

ing the Company's product development department and, to a lesser extent, the costs relating to third-party translation work. The Company expects that the dollar amount of product development expenses will continue to increase as the Company continues to invest in developing new applications, product enhancements, and localization and translation of System ESS.

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

    Sales and Marketing. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $4.7 million and $2.8 million in the quarters ended October 31, 1997, and October 31, 1996, representing 20.2% and 20.6% of total revenues, respectively. These same expenses were $8.4 million and $5.4 million in the first six months of fiscal 1998 and 1997, representing 21.6% and 23.7% of total revenues, respectively. The increase in sales and marketing expenses in absolute dollar amounts was primarily due to (i) increased staffing as the Company established new sales offices and expanded its existing direct sales force and (ii) increased sales commissions associated with significantly higher license revenues. The Company expects to continue to increase significantly its sales and marketing expenses in order to expand its international sales operations and to enter into new vertical markets.

    General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other requirements. General and administrative expenses were $2.1 million and $1.1 million in the quarters ended October 31, 1997, and 1996, representing 9.2% and 8.0% of total revenues, respectively. These same expenses were $3.5 million and $2.1 million in the first six months of fiscal 1998 and 1997, representing 9.1% and 9.1% of total revenues, respectively. The increase in the absolute dollar amounts of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of the Company's business during fiscal 1998 and 1997.

Other Income (Expense)

     Other income (expense) comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $267,000 and $88,000 in the quarters ended October 31, 1997, and 1996, representing 1.1% and 0.7% of total revenues, respectively. Interest income was $507,000 and $101,000 in the first six months of fiscal 1998 and 1997, representing 1.4% and 0.4% of total revenues, respectively. The increase is due to the Company's investment of a portion of the proceeds of its initial public offering in short-term investments and interest-bearing accounts. Interest expenses were $20,000 and $103,000 in the quarters ended October 31, 1997, and October 31, 1996, representing 0.1% and 0.8% of total revenues, respectively. These same expenses were $35,000 and $230,000 in the first six months of fiscal 1998 and 1997, representing 0.1% and 1.0% of total revenues, respectively. The decrease in interest expenses is primarily due to the Company's repayment of its outstanding loans after its initial public offering.

Liquidity and Capital Resources

     As of October 31, 1997, the Company had $36.6 million of working capital, including $25.6 million in cash and cash equivalents and $7.4 million in short-term investments, as compared to $30.8 million of working capital as of April 30, 1997, including $9.0 million in cash and cash equivalents and $10.0 million in short-term investments.

     Accounts receivable decreased to $14.9 million at October 31, 1997, from $22.5 million at April 30, 1997, and the average days' sales out-standing, including contract receivables, was 61 days for the quarter ended October 31, 1997, as compared to 99 days for the year ended April 30, 1997. The decrease in average days' sales outstanding was primarily due to the collection of several large trade receivable balances outstanding at April 30, 1997, and early collection of certain large receivables connected to sales in the six month period ended October 31, 1997. Average days' sales outstanding can fluctuate for a variety of reasons including the timing and billing of receivables for which the related revenues may not yet be recognizable.

     The Company believes that existing cash and cash equivalent balances, short-term investments, available borrowings under the revolving credit agreement, and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. It is noted that during November, 1997, the Company realized net proceeds of $76,884,171 for its secondary offering of Common Stock.

                  PART II. - OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the shareholders of the Company held on October 9, 1997, Stig G. Durlow, Jeffrey A. Harris, William H. Janeway, Martin Leimdorfer, and Geoffrey W. Squire were re-elected as directors of the Company, the Company's 1997 Employee Stock Purchase Plan was approved, and the selection of Ohrlings Coopers & Lybrand AB as the Company's independent public accountants for the fiscal year ending April 30, 1998, was ratified. The tabulation of the votes is as follows:

                              Votes For          Votes Withheld
                              ---------          --------------
Stig G. Durlow                14,815,239              10,821

Jeffrey A. Harris             14,815,239              10,821

William H. Janeway            14,815,239              10,821

Martin Leimdorfer             14,815,239              10,821

Geoffrey W. Squire            14,809,639              16,421


                              Votes For        Against        Abstain
                              ---------        -------        -------

Approval of 1997 Employee
 Stock Purchase Plan          13,937,703       855,350        33,007

Ratification of Accountants   14,817,622         4,798         3,640



ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 11.  Computation of Per Share Earnings

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended October 31, 1997.

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


DATE: December 15, 1997