Form 10-Q
period 1998-01-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1998-03-17
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

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

Class:                                   Outstanding January 31, 1998:

Common Stock ($.01 par value)                      32,463,979 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except per share figures)

                                                            01/31/98          4/30/97
                                                              -----------     -----------
                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents               $22,90        $ 9,023
    Short-term investments                    89,156          9,952
    Accounts receivable, less allowance
      for doubtful accounts of $324
      and $205 at January 31, 1998, and
      April 30, 1997, respectively            24,392         22,463
    Contract receivables                               678          1,010
    Prepaid expenses                                 1,557          1,773
    Income taxes receivable                         353               28
      Other current assets                              322             111
                                                                    ------         ------
          Total current assets                      139,358       44,360
                                                                     ------         ------
Non-current assets:
     Property and equipment, net                4,580          3,484
     Deferred income taxes                          -----            1,643
     Goodwill                                                 981           1,107
     Other non-current assets                         350              369
                                                                     ------         ------
          Total non-current assets                   5,911          6,603
                                                                      ------         ------
     Total Assets                                     $145,269        $50,963
                                                             =======        =======

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
     Current portion of capital lease
       obligations                                                 $  340        $   422
     Current portion of notes payable                     475        $    -
     Accounts payable                                         2,098          1,426
     Accrued expenses and other
       current liabilities                                         2,557          2,455
     Accrued payroll and employee benefits       6,330          5,509
     Deferred revenue                                          8,291          3,717
                                                                            ------         ------
          Total current liabilities                           20,091         13,529
                                                                            ------         ------
Long-term liabilities:
     Capital lease obligations                                    311            554
     Notes payable                                                     966             -
     Accrued pension liability                                1,984          1,674
     Deferred income taxes                                       605               68
     Other long-term liabilities                                  369            384
                                                                                ------         ------
     Total long-term liabilities                               4,235          2,680
                                                                                ------         ------
           Total liabilities                                      24,326         16,209

Shareholders' equity:
     Common Stock; voting, $.01 par value;
     62,500,000 shares authorized;
     32,463,979 and 15,591,558 shares
     issued and outstanding at
     January 31, 1998, and April 30,
     1997, respectively                                             325            156
    Class B Common Stock; non-voting,
     $.01 par value; 12,500,000 shares
     authorized; 0 and 12,088,200
     shares issued and outstanding
     at January 31, 1998, and
     April 30, 1997, respectively                             ---              121
    Additional paid-in capital                         125,234         43,379
    Retained Earnings                                        4,055         (4,106)
    Cumulative translation adjustment             (2,520)        (2,270)
    Notes receivable from stockholders            (6,151)        (2,526)
                                                                           -------        -------
       Total shareholders' equity                      120,943         34,754
                                                                            -------        -------
Total Liabilities and Shareholders' equity   $145,269        $50,963
                                                                   ========       =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)
                                                THREE MONTHS ENDED
                                          1/31/98           1/31/97
                                       ---------------   ----------------
Revenues:
    Licenses                                 $11,381     $ 7,501
    Services and maintenance        15,094       7,781
    Other                                             477          329
                                                        -------     -------
      Total revenues                       26,952      15,611
                                                       -------     -------
Cost of revenues:
    Licenses                                        135          294
    Services and maintenance        10,613       5,691
    Other                                             308          245
                                                         -------     -------
      Total cost of revenues            11,056       6,230
                                                         -------     -------
      Gross profit                            15,896       9,381
                                                          -------     -------
Operating expenses:
    Product Development                4,037       2,420
    Sales and marketing                   5,740       4,162
    General and administrative        1,595       1,108
                                                       -------     -------
      Total operating expenses       11,372       7,690
                                                       -------     -------
Income from operations                 4,524       1,691
                                                       -------     -------
Other income (expense):
    Interest income                           1,310         223
    Interest expense                             (44)            0
    Miscellaneous income (expense)   (23)        167
                                                         -------     -------
Income from continuing operations
    before income taxes                     5,767       2,081
Provision (benefit) for income
taxes                                                1,626        (120)
                                                          -------     -------

Income from continuing operations 4,141       2,201
Income from discontinued operations
(net of income tax of $43)                      0         109
Gain on sale of discontinued operations
(net of income tax of $372)                    0       1,100
                                                           -------     -------
Net income                                     $ 4,141     $ 3,410
                                                    =======     =======
Earnings per share
    Income from continuing
    operations                                      $0.13        $0.08
    Income from discontinued operations,
     net of tax                                                -         0.00
    Gain on sale of discontinued operations,
     net of tax                                                -         0.04
    Net income                                     $0.13        $0.12


Earnings per share - assuming dilution
    Income from continuing
      operations                                     $0.13        $0.08
    Income from discontinued operations,
     net of tax                                                -         0.00
    Gain on sale of discontinued operations,
     net of tax                                                -         0.04
    Net income                                     $0.13        $0.12


The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES


              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)
                                                                NINE MONTHS ENDED
                                                                  1/31/98           1/31/97
                                                            ---------------   ---------------
Revenues
    Licenses                                                     $27,208     $14,633
    Services and maintenance                           37,903       22,435
    Other                                                                 781        1,264
                                                                              -------     -------
      Total revenues                                            65,892      38,332
                                                                              -------     -------
Cost of revenues:
    Licenses                                                             416       1,047
    Services and maintenance                             27,547    16,510
    Other                                                                  482         745
                                                                           -------     -------
      Total cost of revenues                                 28,445      18,302
                                                                           -------     -------
Gross profit                                                       37,447      20,030
                                                                           -------     -------
Operating expenses:
    Product Development                                      9,428       7,000
    Sales and marketing                                       14,145       9,537
    General and administrative                              5,127       3,178
                                                                              -------     -------
      Total operating expenses                             28,700      19,715
                                                                              -------     -------
Income from operations                                       8,747         315
                                                                              -------     -------
Other income (expense):
    Interest income                                                 1,817         324
    Interest expense                                                   (79)       (230)
    Miscellaneous income (expense)                      (122)            0
                                                                                -------     -------
Income from continuing operations
    before income taxes                                       10,363         409
Provision (benefit) for income taxes                  2,402        (912)
                                                                             -------     -------
Income from continuing operations                   7,961       1,321
Income from discontinued operations
(net of income tax of $145)                                        0         374
Gain on sale of discontinued operations
(Net of income tax of $372)                                       0      1,100
                                                                              -------     -------
Net income                                                        $ 7,961     $ 2,795
                                                                      =======     =======
Earnings per share
    Income from continuing operations                 $0.27        $0.05
    Income from discontinued operations,
     net of tax                                                                -           0.02
    Gain on sale of discontinued operations,
     net of tax                                                                -           0.04
    Net income                                                       $0.27        $0.11


Earnings per share - assuming dilution
    Income from continuing operations                 $0.26        $0.05
    Income from discontinued operations,
     net of tax                                                                  -         0.01
    Gain on sale of discontinued operations,
     net of tax                                                                  -         0.04
    Net income                                                       $0.26        $0.10


The accompanying notes are an integral part of the condensed consolidated financial statements.


                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)
                                                          NINE MONTHS ENDED
                                                              01/31/98       01/31/97
                                                                -----------     -----------
Cash flows from operating activities:
Net income (loss)                                       $ 7,961        $ 2,795

Adjustments to reconcile net income
 (loss) to net cash provided by operating
 activities:
    Depreciation and amortization                  1,356            714
    Provision for doubtful accounts                   117           (111)
    Deferred income taxes                              2,213           (900)
    (Gain) loss on disposal of plant
     property and equipment                                  7               (2)
    (Gain) on disposal of
     other shares                                                      0            (97)
    (Gain) on disposal of
     discontinued operations                                  0         (1,100)
    Write-down on plant and equipment               0                 3
    Changes in operating assets
     and liabilities:
      Accounts receivable                                (2,201)          (923)
      Contract receivables and
        prepaid expenses                                        495           (738)
      Income taxes receivable                              (353)            22
      Other assets                                                 (205)          (714)
      Accounts payable                                          741            388
      Accrued expenses and other
        current liabilities                                      1,213           (948)
      Accrued payroll, employee benefits
        and deferred revenue                                5,617           (105)
      Accrued pension liability                              393            355
                                                                           -------        -------
Net cash provided by continuing operations   17,354         (1,361)

Net cash provided by discontinued operations        0           (288)
                                                                             -------        -------
Net cash provided by (used in) operating
  activities                                                        17,354         (1,649)
                                                                            -------        -------
Cash flows from investing activities:
      Purchase of short-term investments       (174,840)             0
      Proceeds from sale of short-term
        investments                                              95,747              0
      Additions to property and equipment        (2,647)          (932)
      Payment for Ceratina                                 (1,025)              0
      Proceeds from sale of property
      and equipment                                                210                7
      Proceeds from sale of other equity                     0            138
      Collection of notes receivable                         521               0
                                                                             -------        -------
Net cash provided by (used in) investing
 activities                                                        (82,034)          (787)
                                                                           -------        -------
Cash flows from financing activities:
      Net payments under lines of credit                     0         (7,764)
      Payments on short-term borrowings                   0             (97)
      Proceeds from notes payable                        1,539               0
      Payments on notes payable                              (99)              0
      Principal payments on capital
        lease obligations                                            (317)          (302)

      Issuance of Common Stock                        77,756         28,140
      Other                                                               (203)            266
                                                                              -------        -------
Net cash flows provided by (used in)
 financing activities                                           78,676         20,243
                                                                              -------        -------

Translation differences on cash and
 cash equivalents                                                     (119)           (63)
                                                                                 -------        -------
Net increase in cash and cash
 equivalents                                                         $13,877        $17,744
                                                                          =======        =======

Cash and cash equivalents at beginning
 of period                                                             $ 9,023        $   558
Cash and cash equivalents at end                          -------        -------
 of period                                                            $22,900        $18,302
                                                                            -------        -------
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
      Interest                                                      $   118        $   346
                                                                            -------        -------
      Income taxes                                              $   361        $    13
                                                                            -------        -------
The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurr-ing adjustments) considered necessary for a fair presentation of the Company's financial condition at April 30, 1997 (audited), and January 31, 1998 (unaudited), and the results of operations and cash flows for the nine months ended January 31, 1997, and January 31, 1998. Income from and gain on discontinued operations previously reported for the three months and nine months ended January 31, 1997 have been adjusted to reflect tax expenses accounted for at April 30, 1997.

     These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997. Results of operations and cash flows for the period ended January 31, 1998, are not necessarily representative of the results that may be expected for the fiscal year ending April 30,1998, or any other future period.

2.  Earnings per share

    Earnings per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". For each of the periods presented, earnings per share was based on the weighted average number of shares of Common Stock outstanding during the period. Earnings per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method.

     For each of the periods presented, income available to common shareholders (the numerator) used in the computation of earnings per share was the same as the numerator used in the computation of earnings per share
- assuming dilution. A reconciliation of the denominators used in the computations of earnings per share and earnings per share - assuming dilution is as follows:







                                                      Three months ended         Nine months ended
                                                               January 31,                January 31,
                                                             ------------------      ---------------------
                                                               1998     1997            1998        1997
                                                            ------    ------         ------       ------
Weighted average shares
outstanding                               32,164,036  27,655,257    29,390,718  25,903,514
Effect of dilutive stock
options                                           703,284       787,632         700,356       775,185
Adjusted weighted average              -----------   ----------         ----------        --------
shares outstanding assuming
dilution                                      32,867,320  28,442,889     30,091,074 26,678,699
                                                      -----------  -----------            ----------    ----------


3.  Accrued Expenses and Other Current Liabilities

                                              January 31, 1998    April 30, 1997
                                                   ----------------       --------------
                                                (unaudited)
                                                             (in thousands)
Accrued purchases                            $1,200                   $  651
Acquisition of Ceratina                              0                   1,025
Accrued pension taxes                            586                     407
Employee withholding taxes                   439                        0
Value-added tax                                      248                     160
Other                                                         84                     212
                                                                 ------                  ------
                                                           $2,557                  $2,455
                                                         ======                  ======


4.  Accrued Payroll and Employee Benefits

                                            January 31, 1998      April 30, 1997
                                                   ----------------      --------------
                                              (unaudited)
                                                             (in thousands)
Accrued commissions                     $1,046                     $2,500
Accrued payroll taxes                           887                      1,392
Accrued vacation pay                        1,090                      1,030
Accrued salaries and bonus               2,083                        297
Accrued pension expenses                    354                        290
Accrued expenses ESPP                       870                            0
                                                            ------                       ------
                                                          $6,330                   $5,509
                                                        ======                 ======

  5.  Income Taxes

As of April 30, 1997, the Company had net operating loss carryforwards of approximately $10,020,000 available to offset future taxable income of which $9,793,000 was related to net operating loss carryforwards in IMAB. The deferred tax asset as of April 30, 1997 was reduced by a valuation allowance of $1,113,000.

During the nine months ending January 31, 1998, the Company was able to utilize the remaining net operating loss carryforwards and the gross amount of the deferred tax asset was fully realized. The release of the valuation allowance which was assessed on the deferred tax asset in prior periods has been reflected in the benefit for income taxes for the nine months ending January 31, 1998.


6.  Stock Option Plan, Restricted Stock Program, and Employee Stock
Purchase Plan

    Under the Industri-Matematik International Corp. Stock Option Plan, 617,500 options were granted during the nine months ended January 31, 1998, 330,000 of which have lapsed. All options were issued at an exercise price equal to the market price at the date of grant. In addition, 325,000 shares of Common Stock were sold pursuant to the Restricted Stock Program during the nine months ended January 31, 1998, and 134,106 shares have been issued pursuant to the Employee Stock Purchase Program.

7.  Secondary Public Offering

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

PAGE

ITEM 2.
                 INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                            AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from these statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regard-ing continued market acceptance of new products and product enhancements, delays in the introduction of new products and product enhancements, and risks associated with managing the Company's rapid growth, as well as factors discussed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997, and the Prospectus dated October 31, 1997, relating to the secondary public offering of the Company's Common Stock.

Overview.

    The Company develops, markets, and supports client/server application software that enables manufacturers, distributions, wholesalers, and third-party logistics companies to manage more effectively the "demand chain". Demand chain management encompasses the execution of multiple customer-centric order fulfillment processes, including order management, dis-tribution logistics, inventory replenishment, and demand planning. The Company's principal product, System ESS, has been designed specifically to meet complex or high-volume demand chain management requirements of large manufacturers, distributors, wholesalers, and third-party logistics companies. System ESS allows customers to leverage the value of their existing systems by integrating with legacy and new client/server manu-facturing, planning, and financial information systems.

Results of Operations

    The following table sets forth, for the periods indicated, the per-centages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.



                                        NINE MONTHS ENDED       THREE MONTHS ENDED
                                                        January 31,                      January 31,
                                                           ----------------         ------------------
                                                         1998        1997       1998        1997

Revenues:
  Licenses                                       41.3%       38.2%      42.2%      48.1%
  Service and maintenance              57.5          58.5         56.0         49.8
  Other                                              1.2             3.3           1.8           2.1
                                                           -----       -----              -----      -----
    Total revenues                          100.0        100.0         100.0      100.0

Cost of revenues:
  Licenses                                          0.6         2.7        0.5        1.9
  Service and maintenance              41.8        43.1      39.4      36.4
  Other                                               0.7          1.9        1.1        1.6
                                                           -----       -----      -----      -----
    Total cost of revenues                 43.1        47.7       41.0       39.9
                                                           -----       -----      -----      -----
    Gross profit                                 56.9        52.3       59.0       60.1
                                                           -----       -----      -----      -----
Operating expenses:
  Product Development                    14.3        18.2       15.0       15.5
  Sales and marketing                       21.5        24.9       21.3       26.7
  General & administrative                 7.8          8.3         5.9         7.1
                                                           -----        -----        -----      -----
    Total operating expenses              43.6        51.4       42.2       49.3
                                                            -----       -----        -----      -----
  Income from operations                  13.3         0.9       16.8       10.8
                                                            -----    -----      -----      -----
Other income (expenses):
  Interest income                                  2.7         0.8        4.9        1.4
  Interest expense                               (0.1)       (0.6)      (0.2)       0.0
  Miscellaneous income (expense)     (0.2)        0.0       (0.1)       1.1
                                                             -----       -----      -----      -----
Income from continuing
 operations before income taxes         15.7         1.1       21.4       13.3
Provision (benefit) for income
 taxes                                                     3.6        (2.3)       6.0       (0.8)
                                                            -----       -----      -----      -----
Income from continuing
 operations                                            12.1         3.4       15.4       14.1
Income from discontinued
 operations                                             0.0         1.0        0.0        0.7
Gain on sale of discontinued
 operations                                             0.0         2.9        0.0        7.0
                                                              -----       -----       -----     -----
Net Income                                         12.1%      7.3%      15.4%   21.8%
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

    Total revenues increased 72.6% to $27.0 million in the quarter ended January 31, 1998, from $15.6 million in the quarter ended January 31, 1997. In the first nine months of fiscal 1998, total revenues increased 71.9% to $65.9 million from $38.3 million in the first nine months of fiscal 1997. The Company currently derives substantially all of its revenues from System ESS licenses and related service and maintenance. As a result of the Company's dependence on the continued market acceptance of System ESS, there can be no assurance that total revenues will continue to grow at the rates experienced in prior periods, if at all.

    Revenues generated in the United States were approximately 65% and 57% of total revenues in the quarters ended January 31, 1998, and January 31, 1997, respectively. U.S. revenues were approximately 60% and 50% of total revenues in the first nine months of fiscal 1998 and fiscal 1997, respectively. The significant increase in U.S. revenues in fiscal 1998 from 1997 is primarily due to the expansion of the Company's U.S. sales and services operations in the last year.

    LICENSE REVENUES. Revenues from software licenses increased 51.7% to $11.4 million in the quarter ended January 31, 1998, from $7.5 million in the quarter ended January 31, 1997. In the first nine months of fiscal 1998, revenues from software licenses increased 85.9% to $27.2 million from $14.6 million in the first nine months of fiscal 1997. The significant increase in software license revenues was due primarily to the growing market acceptance of System ESS and the expansion of the Company's sales and marketing organizations in the U.S. and Europe.

    SERVICE AND MAINTENANCE REVENUES. Revenues from service and main-tenance increased 94.0% to $15.1 million in the quarter ended January 31, 1998, from $7.8 million in the quarter ended January 31, 1997. In the first nine months of fiscal 1998, revenues from services increased 68.9% to $37.9 million from $22.4 million in the first nine months of fiscal 1997. The increase in the absolute dollar amount of service and maintenance revenues was related primarily to an increase in the number of System ESS licenses sold during the first nine months of fiscal 1997 and fiscal 1998 and a significant expansion of the Company's consulting organization in the U.S. and Europe. Service and maintenance revenues as a percentage of total revenues increased to 56.0% in the quarter ended January 31, 1998, from 49.8% in the quarter ended January 31, 1997, and have decreased to 57.5% in the first nine months of fiscal 1998 from 58.5% in the first nine months of fiscal 1997.

     Other Revenues. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues increased 45.0% to $477,000 in the quarter ended January 31, 1998, from $329,000 in the quarter ended January 31, 1997. In the first nine months of fiscal 1998, other revenues decreased 38.2% to $0.8 million from $1.3 million in the first nine months of fiscal 1997. Other revenues as a percentage of total revenues decreased to 1.8% in the quarter ended January 31, 1998, from 2.1% in the quarter ended January 31, 1997, and has decreased to 1.2% in the first nine months of fiscal 1998 from 3.3% in the first nine months of fiscal 1997. The decrease in other revenues as a percentage of total revenues reflects a reduction by the Company in its efforts to provide third-party hardware and support.

Cost of Revenues

    Cost of License Revenues. Cost of software licenses consists primarily of license fees paid with respect to third-party software included with the licenses of System ESS and, occasionally, the cost of third-party comple-mentary software included with the licenses of System ESS without being an integral part of System ESS. Cost of license revenues was $135,000 and $294,000 in the quarters ended January 31, 1998, and 1997, representing 1.2% and 3.9% of software license revenues, respectively. Cost of software license revenues was $416,000 and $1.0 million in the first nine months of fiscal 1998 and 1997, representing 1.5% and 7.2% of software license revenues, respectively. The decrease in cost of license revenues both in absolute dollar amounts and as a percentage of license revenues was primarily due to the decrease in licenses of third-party complementary software.

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

    Cost of service and maintenance revenues was $10.6 million and $5.7 million in the quarters ended January 31, 1998, and 1997, representing 70.3% and 73.1% of service and maintenance revenues, respectively. Cost of service and maintenance revenues was $27.5 million and $16.5 million in the first nine months of fiscal 1998 and fiscal 1997, representing 72.7% and 73.6% of service and maintenance revenues, respectively.

     Cost of Other Revenues. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $308,000 and $245,000 in the quarters ended January 31, 1998 and 1997, representing 64.6% and 74.5% of other revenues, respec-tively. Cost of other revenues was $482,000 and $745,000 in the first nine months of fiscal 1998 and fiscal 1997, representing 61.7% and 58.9% of other revenues, respectively.

    Product Development. Product development expenses were $4.0 million and $2.4 million in the quarters ended January 31, 1998, and January 31, 1997, representing 15.0% and 15.5% of total revenues, respectively. These same expenses were $9.4 million and $7.0 million in the first nine months of fiscal 1998 and 1997, representing 14.3% and 18.2% of total revenues, respectively. The increases in product development expenses in dollar amount were due to an increase in the number of product develop-ment personnel and other related costs incurred in connection with expand-ing the Company's product development department and, to an extent, the costs relating to third-party consultant work with development of the next version of System ESS. The Company expects that the dollar amount of product development expenses will continue to increase as the Company continues to invest in developing new applications,product enhancements, and localization and translation of System ESS.

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

    Sales and Marketing. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $5.7 million and $4.2 million in the quarters ended January 31, 1998, and January 31, 1997, representing 21.3% and 26.7% of total revenues, respectively. These same expenses were $14.1 million and $9.5 million in the first nine months of fiscal 1998 and 1997, representing 21.5% and 24.9% of total revenues, respectively. The increase in sales and marketing expenses in absolute dollar amounts was primarily due to (i) increased staffing as the Company established new sales offices and expanded its existing direct sales force and (ii) increased sales commissions associated with significantly higher license revenues. The Company expects to continue to increase significantly its sales and marketing expenses in order to expand its international sales operations and to enter into new vertical markets.

    General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other requirements. General and administrative expenses were $1.6 million and $1.1 million in the quarters ended January 31, 1998, and 1997, representing 5.9% and 7.1% of total revenues, respectively. These same expenses were $5.1 million and $3.2 million in the first nine months of fiscal 1998 and 1997, representing 7.8% and 8.3% of total revenues, respectively. The increase in the absolute dollar amounts of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of the Company's business during fiscal 1998 and 1997.

Other Income (Expense)

     Other income comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $1.3 million and $223,000 in the quarters ended January 31, 1998, and 1997, representing 4.9% and 1.4% of total revenues, respectively. Interest income was $1.8 million and $324,000 in the first nine months of fiscal 1998 and 1997, representing 2.7% and 0.8% of total revenues, respectively. The increase is due to the Company's investment of a portion of the proceeds of its initial and secondary public offerings in short-term investments and interest-bearing accounts. Interest expenses were $44,000 and $0 in the quarters ended January 31, 1998, and January 31, 1997, representing 0.2% and 0.0% of total revenues, respectively. These same expenses were $79,000 and $230,000 in the first nine months of fiscal 1998 and 1997, representing 0.1% and 0.6% of total revenues, respectively. The decrease in interest expenses is primarily due to the Company's repayment of its outstanding loans after its initial public offering.

Liquidity and Capital Resources

     As of January 31, 1998, the Company had $119.3 million of working capital, including $22.9 million in cash and cash equivalents and $89.2 million in short-term investments, as compared to $30.8 million of working capital as of April 30, 1997, including $9.0 million in cash and cash equivalents and $10.0 million in short-term investments.

     Accounts receivable increased to $24.4 million at January 31, 1998, from $22.5 million at April 30, 1997, and the average days' sales out-standing, including contract receivables, was 84 days for the quarter ended January 31, 1998, as compared to 99 days for the year ended April 30, 1997. The decrease in average days' sales outstanding was primarily due to the collection of several large trade receivable balances outstanding at April 30, 1997. Average days' sales outstanding can vary for a variety of reasons including the billing and payment of specific receivables of large transactions.

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

ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibit

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended January 31, 1998.

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


DATE: March 17, 1998