Form 10-K
period 1998-04-30
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1998-07-29
CIK 1016243

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/x/  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1998

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                           Commission File No. 0-21359

                     INDUSTRI-MATEMATIK INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      51-0374596
(State of or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification No.)

                         One Commerce Center, Suite 748
                             12th and Orange Streets
                              Wilmington, DE 19807

(Address of principal executive offices)

Registrant's telephone number, including area code: 302-884-6713
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1998, was approximately $178,000,000.

    At June 30, 1998, 32,923,552 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting of Shareholders ("1998 Proxy Statement").

                                     PART I

ITEM 1. BUSINESS

    INDUSTRI-MATEMATIK INTERNATIONAL CORP. ("IMI" or "Company"), was incorporated in the State of Delaware in 1995 and conducts its business through domestic and international subsidiaries. The Company's business was founded in 1967 by incorporation in Sweden as Industri-Matematik AB ("IMAB"). In May 1995, the then stockholders of IMAB exchanged all of their IMAB shares for shares of the Company's capital stock and IMAB became a wholly-owned subsidiary of the Company. Pursuant to a Prospectus dated September 25, 1996, 5,060,000 shares of the Company's Common Stock were sold to the public in an initial public offering and the Company's Common Stock began trading on the Nasdaq National Market under the symbol "IMIC". During fiscal 1998, pursuant to a Prospectus dated October 31, 1997, the Company completed a secondary public offering of 8,136,250 shares of Common Stock.

    IMI develops, markets, and supports client/server application software that enables manufacturers, distributors, and wholesalers to more effectively manage the "supply chain." Supply chain management encompasses the execution of multiple customer-focused order fulfillment processes, including order management, pricing and sourcing, warehouse management, transportation management, service management, and demand chain planning. The Company's principal product, System ESS, has been designed specifically to meet the complex or high-volume supply chain management requirements of medium and large manufacturers, distributors, and wholesalers as well as third-party logistics companies. System ESS allows customers to leverage the value of their existing systems by integrating with legacy and new client/server manufacturing, advanced planning, and financial management systems. Recent customers of IMI include Black & Decker Corporation, British Airways PLC, Brunswick Corporation - Mercury Marine, Campbell Soup Company, Canon U.S.A., Inc., Cargill, Inc., Carlton & United Breweries, Dial Corporation, General Electric Plastics Interpharmgroup B.V., Kellogg Company, McKesson General Medical, New Zealand Dairy Industry, Pioneer Standard Electronics, Inc., Smuckers, Skyway Freight Systems, Inc., Starbucks Corporation, and VWR Scientific Products Corporation.

INDUSTRY BACKGROUND

    In recent years, there has been a fundamental shift in market power from manufacturers and distributors to retailers and consumers. This shift resulted from the convergence of a number of trends, including the rapid proliferation in the number and variety of product offerings, shorter product life cycles, the emergence of more informed and demanding consumers, and the evolution of the retailing industry from local stores to large national and regional chains of department and discount stores, "superstores", and specialty category stores. These trends have continued to change the way manufacturers, distributors, and wholesalers must conduct their businesses to compete effectively. Historically, manufacturers dictated the terms of trade with retailers and consumers and, consequently, organized their businesses primarily to increase manufacturing efficiency and output. Today, customers increasingly are choosing suppliers based on their ability to match product flow to actual customer demand. As a result, manufacturers and distributors are reorganizing their businesses to focus on satisfying customer demand through effective integrated order fulfillment.

    Effective integrated order fulfillment is a complex logistics challenge, requiring manufacturers and distributors to manage broadening product portfolios, multinational distribution, reduced delivery response times, frequent and customer-specific product promotions, lower customer inventory levels, rapidly changing consumer behavior, and more complex manufacturing strategies involving global sourcing and assembly from a network of internal and outsourced manufacturers and suppliers. To compete more effectively, manufacturers, distributors, and wholesalers must synchronize their internal planning and execution functions with external participants in the demand chain, including consumers, retailers, distributors, manufacturing subcontractors, and suppliers. The efficient management and operation of this "virtual enterprise" requires capturing information from customer orders most effectively by using electronic commerce to facilitate communication to and from customers and delivering it to support manufacturing resource planning ("MRP"), financial reporting, and decision support systems. Managing the flow of information for this complex order fulfillment process is critical to monitoring such variables as product profitability across customers and geographies, planning the timing and impact of promotional activities, and meeting demand on a customer-by-customer and product-by-product basis.

    In order to cope with the logistics challenges of delivering the right product to the right location at the right time and at the right price, manufacturers, distributors, and wholesalers, as well as industry consultants and enterprise application software vendors, in recent years have emphasized the need to integrate and more effectively manage what is commonly known as the "supply chain." The supply chain refers to the movement of products from raw material suppliers to manufacturers, to distributors, to wholesalers, to retailers, and, ultimately, to consumers. In an attempt to achieve the effective integration and management of their supply chains, many companies began to replace their legacy manufacturing and distribution systems with client/server enterprise resource planning ("ERP") systems which support MRP, financial reporting, and some degree of logistics management functionality. These software solutions traditionally focused on manufacturing efficiency and financial reporting.

    Existing ERP systems focusing on supply chain management from a manufacturer-centric or supply-driven point of view and attempting to meet the changing requirements of today's customer-focused or demand-driven environment, fail to achieve many of the following fundamental strategic objectives for manufacturers, distributors, and wholesalers:

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

         Management of a Heterogeneous Customer Base. As market power has shifted to retailers and consumers, manufacturers, distributors, and wholesalers now are forced to accommodate highly specific customer order fulfillment procedures and other requirements that are dictated by the retailer or consumer. Integrated ERP systems have been designed to maximize the output efficiency of the manufacturer and supplier and, typically, lack the capabilities necessary to track customer demand and respond efficiently to highly variable order fulfillment requirements.

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

         Globalized Logistics. Worldwide enterprises must manage their businesses across multiple legal entities, in multiple currencies, and in multiple languages, with product sourcing from a variety of physical locations, including company-owned manufacturing facilities and warehouses, public warehouses, and third-party suppliers. In order to support logistics across this type of global network, ERP systems typically require redundant systems in multiple locations.

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

THE IMI SOLUTION

    IMI develops, markets, and supports software that enables manufacturers, distributors, wholesalers, and retailers to more effectively fulfill their customers' orders. The Company believes demand chain management is the next stage in the evolution of logistics management, linking the various elements of the supply chain from a customer-centric or demand-driven perspective. System ESS has been designed specifically for the sophisticated order fulfillment requirements of manufacturers, distributors, wholesalers, and retailers, enabling them to match product flow to actual customer demand, thereby enhancing revenue opportunities and reducing administrative and logistics/distribution costs. The key strengths of System ESS include the following:

    Order Line Independence. System ESS was designed to allow the automation and tracking of complex orders by treating each line of an order independently. This "order line independence" allows a customer order to be serviced automatically by any number of sales organizations, from any number of dispersed inventory locations, and for any number of customer destinations. Moreover, order line independence allows the individual order lines in a customer order to be fulfilled simultaneously or sequentially. With System ESS, a customer can place a single order that mixes supply modes, shipping dates and destinations, pricing structures, discount schedules, special promotions, and terms of payment. In addition, System ESS enables companies to automate the order fulfillment process, reducing order cycle time and administrative costs, and presents information in a form which is optimized for detailed measurement and planning.

    Customer-driven Software Architecture. Each business process function within System ESS is highly flexible, accommodating a heterogeneous mix of customer attributes, including pricing structures, delivery methods, order placement, and billing procedures, and promotional activities. Robust customer definition processes in System ESS enable companies to manage diverse customer accounts efficiently and deliver tailored services for maximum customer satisfaction.

    Scalability. System ESS is based on a three-tier distributed architecture that provides for enterprise-wide scalability. System ESS has been scaled in some implementations to manage 700 or more simultaneous users. Its efficient use of distributed computing also has enabled System ESS to execute and manage over 15 million complex order lines annually. The Company believes that the current version of System ESS is capable of executing substantially higher volumes without significant loss of efficiency.

    Globalized Logistics. System ESS enables companies to manage more efficiently the complexities of global sales and distribution from a single enterprise database. System ESS allows a company to implement a system for customer order fulfillment on a global basis while maintaining business structure flexibility with respect to order execution procedures, such as warehousing and distribution. Moreover, the functionality of System ESS supports the complexities of cross-border transactions such as multiple currencies, import/export laws, and documentation requirements.

    Integration with Complementary Products and Technologies. System ESS has been designed specifically to maximize the value of existing and new complementary systems performing manufacturing, finance, or decision support functions as well as to integrate with EDI systems to facilitate electronic commerce with customers and suppliers. System ESS currently uses the Oracle relational database management system as its database server and supports the leading UNIX-based and Windows NT servers as well as Windows clients. System ESS has been designed to allow customers the freedom to choose the most functional and advanced component applications for creating complete, robust enterprise business systems.

    Timely Implementation. The Company has designed its product and service offerings to enable customers to configure and implement the Company's software solution on a timely basis, thereby reducing costs and increasing the customer's return on investment. System ESS implementation assistance is provided for customers through the Company's service organization and from leading systems integrators.

STRATEGY

    The Company's objective is to be the leading global supplier of supply chain management software solutions to manufacturers, distributors, wholesalers, and third-party logistics companies. The key elements of IMI's strategy to achieve this leading position are as follows:

    Target Markets. The Company to date has focused its marketing, sales, and product development efforts towards establishing quality reference customers in specific target markets, particularly the consumer packaged goods market and the high-volume wholesale distribution industry. The Company is increasingly targeting other vertical markets which are characterized by a need for highly flexible solutions that can support large and complex transaction volumes, including the health care, automotive parts, electronics, and industrial products sectors as well as the third-party logistics sector.

    Expand Sales, Support, Service, and Marketing Organizations. IMI currently sells and supports System ESS through direct sales and support organizations in North America, Europe, and Australia. IMI plans to continue to invest significantly in expanding its sales, support, service, and marketing organizations primarily in North America and Asia/Pacific. As IMI increasingly targets large, multinational customers and as existing customers migrate their System ESS installations to other divisions internationally, the Company intends to provide sales and support services on a worldwide basis. The Company opened sales/ support offices in Australia, Germany, and the Netherlands in fiscal 1997 and in France and Canada in fiscal 1998. The Company now provides 24 hour, 7 day per week support through telephone and electronic mail.

    Expand Usage Within Existing Customer Base. A substantial majority of the Company's customers are large multinational enterprises that initially have licensed System ESS for use within one or more specific divisions. IMI believes that a significant opportunity exists within its established customer base to expand usage of its software by licensing new sites and additional users.

    Enhance Core Product Functionality. The Company intends to continue to focus its product development resources on the development and enhancement of demand chain management software solutions. IMI has over 20 years of experience in developing logistics management software. The Company intends to continue to increase product functionality through both in-house development and selected acquisitions. IMI currently is funding development efforts to increase order volume throughput, support Windows NT servers, enhance and expand Internet and Intranet applications, and introduce object-oriented technology.

    Integrate with Complementary Products. The Company believes that the ability to offer a software product that can integrate seamlessly with selected third party components to provide a comprehensive solution tailored for a particular vertical market is a key competitive advantage. The Company intends to continue to integrate System ESS with complementary planning, manufacturing, finance, and decision support systems developed by others. Global Partner agreements have been signed to that effect with Oracle Corporation, Business Objects S.A., Frontec AMT AB, Taxware International, Inc., and Jetform Corporation as well as regional agreements with additional software partners.

    Establish Partnerships to Leverage Third Party Strengths. In addition to its direct sales and support organizations, the Company has and will continue to establish partnerships with third parties to assist the Company in developing customer relationships and in successfully customizing and implementing System ESS. In connection with specific implementations, the Company has partnered with Andersen Consulting, Computer Sciences Corporation, IBM and MCI Systemhouse in the United States, and Cap Gemini and ECsoft Group in Europe.

PRODUCTS AND SERVICES

    IMI provides a solution for developing supply chain management systems:
System ESS, a client/server integrated order fulfillment system, and a set of robust development tools. In addition, the Company and its third party systems integrator partners provide a complete range of customer services, including training, consulting, and maintenance.

System ESS

    System ESS is an open systems, client/server supply chain management solution that provides full capabilities for managing and executing the entire order fulfillment process, including order management, distribution management, warehouse management, demand replenishment, price and promotion management, global organization management, electronic commerce, decision support, and service management. System ESS can currently operate on UNIX server platforms from Hewlett-Packard Corporation, IBM, Digital Equipment Corporation , Sun Corporation, as well as on Windows NT server platforms. System ESS provides an object-oriented architecture, supports Internet-based electronic commerce and currently supports 13 languages in total. System ESS supports Microsoft Windows and Web- and Java-based clients. System ESS makes full use of relational database technology, storing each field in its own column, using descriptive column names and identifying primary key/foreign key relations. Since System ESS makes optimal use of relational database technology, additional third party tools and complementary applications are easily integrated with System ESS. At the time System ESS is delivered to a client and installed on a customer's system, System ESS is fully capable, without additional modification, of providing the functionality described below. In general, relatively little modification to, or customization of, the standard System ESS software is required in order for the software to meet the basic functionality requirements of individual customers

System ESS solution components include:

    Order Management. System ESS performs the core customer interaction functions, including customer order receipt, validation, pricing, and invoicing. The order management process initiates and concludes the entire integrated order fulfillment process and enables users to monitor, troubleshoot, and proactively expedite order exceptions throughout the order cycle. System ESS flexibly manages a diverse set of order types, including standard orders, samples, templates, export, assemble to order, stock transfers, and quotes.

    Distribution Management. System ESS manages the transactional processes involving inbound and outbound product movement. The distribution management process defines the configuration and interaction of all components in the distribution network, such as warehouses and finished goods. Through tight integration with order management and sophisticated product reservation/allocation methods, System ESS distribution management enables companies to manage efficiently the logistics of fulfilling a customer order.

    Warehouse Management. System ESS Open Warehouse is an object-oriented software that plans, manages, and monitors the day-to-day work in a warehouse optimizing personnel, space, and equipment resources. In addition to a comprehensive outbound (pick-pack-ship) and inbound (finished goods receipt and putaway) logistics solution, System ESS provides a solution for customer returns, cross-docking, cycle count/physical inventory, and transportation scheduling.

    Demand Replenishment. System ESS performs detailed inventory management functions involving the sourcing and replenishment of goods in the distribution network. System ESS establishes a "pull-driven" environment which optimizes inventory levels and shipment of goods precisely when a customer needs them. Its inventory and replenishment features are tightly integrated with the order management process, synchronizing inventory replenishment with customer demand. The System ESS demand replenishment process integrates with the distribution management process to automatically trigger and execute stock transfers throughout the distribution network and replenishment orders and drop shipments from outside suppliers. Demand replenishment also supports vendor managed inventory and continuous replenishment programs.

    Price and Promotion Management. System ESS administers and executes all product pricing and promotion strategies. Specifically, the System ESS price management process manages the product price list according to geography, customer classification, or other user-defined parameters, as well as executing and tracking a wide variety of product discounts, surcharges, accruals, and rebates. System ESS automates business-critical promotion transactions among manufacturers, field sales organizations, and customers to maximize invoice accuracy and minimize administrative costs due to invoice inaccuracies.

    Global Organization Management. System ESS allows a company to define its enterprise sales and distribution structures and manage multiple legal entities, regardless of where they are physically located. It enables companies to maintain flexible business structures that support product flow to global customers, while efficiently handling business transactions worldwide.

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

    Service Management. System ESS also includes a Service Management component that enables companies to run customer-focused product installation and service operations. The software helps companies manage after-sales product and field service activities such as service orders, warranty tracking, and call handling integrated with System ESS Order Management capabilities. It enables efficient management and exchange of customer information to synchronize product installation and service operations with other departments, such as sales, finance, and shipping. Information on customers, shipments, upgrades, and installations only needs to be entered once into the system to be available across an extended enterprise, including remote internal users via corporate Intranets, and customers, suppliers, and subcontractors via the World Wide Web.

    In fiscal 1997, the Company acquired Ceratina International AB, a Swedish warehouse management software company together with its product "Open Warehouse," a warehouse management package that is currently being sold as a stand-alone product and is being integrated with System ESS. Open Warehouse is an object-oriented software application that plans, manages, and monitors the day-to-day work in a warehouse optimizing personnel, space, and equipment resources.

SYSTEM ESS PRICING

    The license fee for System ESS is determined based upon number of servers, number of defined users, and the projected number of order lines to be processed per year in the customer's system. During fiscal 1998, license fees for System ESS ranged from $0.4 million to $4.7 million and averaged $1.6 million. The Company expects that license fees will remain at this level or even increase as the Company's product line expands, becomes more sophisticated, and manages larger and more geographically dispersed locations. License and service and maintenance revenues related to System ESS have in recent years and in the future are expected to represent substantially all of the Company's revenues

SYSTEM ESS TOOLS

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

    SDCM. SDCM, the Software Development and Configuration Manager tool, allows the Company to develop, deliver, and maintain System ESS. SDCM also allows customers to develop customized System ESS functionality in a multi-user environment, control the modification of programs, documentation, and databases, as well as manage data security and system integrity in the implementation of System ESS upgrades.

    Express Gateways. Express Gateways allow customers to easily integrate System ESS with other management information systems, such as financial reporting and manufacturing resource planning systems.

    Business Engineering Workbench. This is a Windows client-based tool focused on enhancing the implementation process. This tool consists of two components:
Navigation Express and Implementation Express. Navigation Express provides a comprehensive review of the key System ESS business concepts, routine flows, and implementation codes and parameters. Implementation Express utilizes an upper case facility to graphically document all System ESS business processes, routines, and functions. These graphical views of the System ESS data model provide IMI customers with tools for mapping current and future business processes against the System ESS business flows to enhance the overall implementation process.

CUSTOMER SERVICE AND SUPPORT

    The Company believes that providing a high level of customer service and technical support is essential to customer satisfaction and timely implementation of System ESS. As of April 30, 1998, IMI had 418 employees in its customer service and support organization providing software maintenance and support, training, and consulting services.

IMI provides the following services and support to its customers:

The Company offers its customers post delivery professional services, consisting primarily of training and implementation services pursuant to separate service agreements.

Implementation and Technical Services. Customers also have the option of purchasing implementation services for System ESS. Implementation services typically involve assistance with the integration of System ESS with other existing software applications and databases currently used by the customer. Such existing software applications and databases will vary from customer to customer, but may often include legacy management support, logistics, or ERP applications. The integration of System ESS with a customer's existing applications allows the customer to more efficiently utilize System ESS by linking data flows between System ESS and various existing applications. Such integration is not, however, a prerequisite to the basic functionality of System ESS. Product extensions are developed using the same software tools used in System ESS and SDCM documents all of the additions made to System ESS for each customer for future upgrades of System ESS.

    The Company has established its Demand Chain Alliance ("DCA") Program, which trains and certifies third party providers. DCA participants include: Cap Gemini and Oracle Consulting worldwide, Advanced Technologies and Services, LLC, Palarco, Inc., and Solutions Consulting, Inc. in the United States, Ceratina Logistics OY, ECsoft, Ordina, Tamperen Systemitiimi, TT Tieto, Logistics Consultancy Norway, and Medata in Europe. These companies provide systems integration and expertise to IMI customers and aid in the implementation of and ongoing technical consulting for System ESS software solutions. The implementation of System ESS, which, depending on the customer, may include the integration of System ESS with existing customer application software and customer training, typically requires 3 to 12 months. There can be no assurance that delays in the implementation process of System ESS for any given customer will not have a material adverse effect on the Company's business, operating results, and financial condition.

    Training Services. IMI customers can receive, for a fee, training either at the customer's premises or at one of IMI's offices. Course offerings are divided into three primary blocks: System ESS, System Administration, and System Development. Customers who purchase training services receive training in the use of System ESS, particularly in the use of some of the software's more advanced features. Customers often purchase training services as a means of efficiently introducing those staff members who will be users of the software to the basic operation of the system. Such training services are not, however, necessary to allow System ESS to function.

    Customer Support. The Company has fully-staffed support centers in Australia, the United States, the United Kingdom, and Sweden. IMI provides 24 hour a day, 7 day a week support through telephone and electronic mail, and uses logging/tracking systems for quality assurance.

CUSTOMERS

    The Company's target customers are multinational manufacturers, distributors, and wholesalers in the consumer packaged goods, health care, electronics, automotive parts, and industrial products sectors, as well as other high-volume wholesalers, and third-party logistics companies. As of April 30, 1998, the Company licensed the current generation of System ESS to 69 customers worldwide. The following table sets forth a list of customers licensed in the last 3 fiscal years:


Fiscal 1996                      Fiscal 1997                       Fiscal 1998
-----------                      -----------                       -----------
Alko (Finland)                   Spicers (UK, France)              Estee Lauder Inc (USA)
Canon Inc (USA)                  Land O'Lakes (USA)                Smuckers (USA)
Carlton & United Breweries       Landstingsservice (Sweden)        General Electric Plastics
(Australia)                                                        (USA, Netherlands)
First Brands (USA)               Skyway Freight Systems (USA)      Interpharm Group B.V.
                                                                   (Netherlands)
Hartz Mountain (USA)             Ralcorp (USA)                     Zurn Industries Inc (USA)
Hormel Foods (USA)               Forlagscentralen (Norway)         New Zealand Dairy Industry
                                                                   (New Zealand)
Kellogg (worldwide)              ColorLine (Norway)                General Domestic Appliances (UK)
Kiiltoo (Finland)                Agway (USA)                       VWR Scientific Products Corp
                                                                   (USA)
MoDo Merchants (UK)              Black & Decker (USA)              McKesson General Medical (USA)
Posten Logistik (Sweden)         ProSource (USA)                   Starkist Foods (USA)
Unisys (worldwide)               British Airways (UK)              Darigold Inc (USA)
                                 Satair (Denmark)                  Dial Corporation (USA)
                                 Paragon (USA)                     Brunswick Corp/Mercury Marina
                                 Starbucks (USA)                   (USA)
                                 Nike (Japan)                      Cargill Inc (USA)
                                 Pioneer Standard (USA)            Walker's Snack Foods (USA)
                                 Fel-Pro (USA)                     LeGrand (France)
                                                                   Haakon Gruppen (Norway)
                                                                   Sun Valley Foods Ltd (UK)
                                                                   Telia AB (Sweden)

New license sales are often for large dollar amounts, typically ranging from $0.4 million to $4.7 million, and averaging $1.6 million and, therefore, individual customers have in the past accounted for more than 10% of total revenues in particular quarterly periods. For the years ended April 30, 1996 and April 30, 1997, the Company had no single customer representing more than 10% of total revenues. In fiscal 1998, Oracle Corporation ("Oracle") contracted implementation services representing 15% of the Company's total revenues. (See below, "Sales and Marketing" for a description of the Company's relationship with Oracle.) The Company believes that the loss of any of its customers would not have a material adverse effect upon the Company's business, operating results, or financial condition. Outside of the Oracle relationship, the Company does not expect any of its current customers to account for 10% or more of its total revenues in fiscal 1999, but the Company expects that individual customers (the identity of which likely will change on a quarterly basis) will continue to account for 10% or more of the Company's total quarterly revenues in future periods.

SALES AND MARKETING

    The Company sells and supports its products through direct sales and support organizations in Sweden, the United States, Canada, Australia, Germany, the Netherlands, the United Kingdom, and France. The Company maintains corporate headquarters in Stockholm, Sweden, as well as facilities for product development, sales, and support, and has sales and/or support services offices in Tarrytown, New York; Boston, Massachusetts; Marlton, New Jersey; Chicago, Illinois; Dallas, Texas; Alpharetta, Georgia; Portland, Oregon; Irvine, California; Toronto, Canada; London, United Kingdom; Stuttgart, Germany; Zeist, the Netherlands; Paris, France; Melbourne, Australia; and Gothenburg, Linkoping, and Hassleholm, Sweden. As of April 30, 1998, the Company employed 81 sales and marketing personnel. The Company intends to increase expenditures to expand its direct sales and marketing organizations primarily in the United States, and Asia/Pacific. To support its direct sales force, the Company conducts marketing programs that include public relations, direct mail, trade shows, product seminars, user group conferences, and ongoing customer communication programs.

    The Company also relies on informal arrangements with a number of consulting and systems integration firms to enhance its marketing, sales, and customer support efforts, particularly with respect to implementation and support of its products as well as lead generation and assistance in the sale process. The Company expects to continue to rely significantly upon such third parties for marketing and sales, lead generation, product implementation, customer support services, and end user training. For certain geographic information relating to the Company's revenues, income (loss) from operations, and identifiable assets by geographic location, see Note 17 of Notes to Consolidated Financial Statements.

    Prior to 1997, the Company engaged in an informal joint marketing and sales arrangement with Oracle pursuant to which the two companies jointly marketed to customers in the consumer packaged goods industry. In January 1997, the Company entered into a joint marketing agreement with Oracle for the consumer packaged goods industry ("Oracle Agreement") pursuant to which the parties agreed for a term of three years to jointly market and license the Oracle Solution Suite, which incorporates the Company's System ESS software, certain Oracle software, and other complementary software owned by third parties. The Oracle Agreement provides for additional development of component software, integration of the software components, and marketing and support of the Oracle Solution Suite. In addition, Oracle has agreed not to develop or use in the consumer packaged goods industry any other software with similar functionality to System ESS. Pursuant to the Oracle Agreement, Oracle has agreed to pay the Company the total license fees that Oracle receives from the customer for System ESS less specified percentages. In the United States, Oracle and its distributors have the exclusive right to sub-license System ESS software as part of the Oracle Solution Suite in the consumer packaged goods industry. Outside of the United States, Oracle and its distributors have a non-exclusive right to sub-license System ESS as part of the Oracle Solution Suite in the consumer packaged goods industry. The Company has retained the worldwide right to market System ESS to customers in the consumer packaged goods industry as a "point" solution and in any other manner which does not provide combined software substantially similar to the Oracle Solution Suite. The Oracle Agreement may be renewed by the parties for successive three-year terms, unless sooner terminated. The Oracle Agreement may be terminated by either party for cause, by the Company if certain licensing revenue levels are not met, or by Oracle if the Company fails to perform certain technical support and product development obligations. In the event the Oracle Agreement is terminated, the customer licenses shall continue and, under certain circumstances, the Company's technical support obligations, and Oracle's related payment obligations, will continue for up to three years. Pursuant to the Oracle Agreement, the Company contracts implementation services to Oracle. See above, "Customers".

    The Company and Oracle periodically enter into separate agent agreements authorizing Oracle to sub-license the Company's System ESS software to customers in the consumer packaged goods industry and other industries. Pursuant to such agent agreements, Oracle pays to the Company a specified percentage of the license fee for System ESS. In industries other than consumer packaged goods, the Company also from time to time directly competes with Oracle's order management software product.

    In the consumer packaged goods industry, System ESS is actively marketed and sold as a "point" solution and as part of the Oracle Solution Suite. The Company's sales of System ESS in the consumer packaged goods industry are dependent upon the effectiveness of Oracle's efforts under the Oracle Agreement, which the Company cannot control. There can be no assurance that Oracle will not otherwise curtail or discontinue the Oracle Agreement at the end of the initial three year term or that the Oracle Agreement will be beneficial to the Company, either of which could have a material adverse effect on the business, operating results, and financial condition of the Company. In industries other than consumer packaged goods, there can be no assurance that Oracle will continue to recommend the Company and its products to potential customers or enter into separate agent agreements with the Company, either of which could have a material adverse effect on the business, operating results, and financial condition of the Company. See below, "Risk Factors--Dependence upon Relationship with Oracle."

    Because the licensing of the Company's products generally involves a significant capital expenditure by the customer, the Company's sales process is subject to the delays and lengthy approval processes that are typically associated with such expenditures. For these and other reasons, the sales cycle associated with the licensing of the Company's products varies substantially from customer to customer and typically lasts between 3 and 12 months, during which time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations, and feasibility studies, and experience a number of significant delays over which the Company has no control. In addition the Company's quarterly operating results are subject to certain seasonal fluctuations.

PRODUCT DEVELOPMENT

    The Company has devoted significant resources to product development since its inception and has increased such investments in recent years. The Company's product development expenses for the years ended April 30, 1996, 1997, and 1998 were $6.8 million, $9.9 million, and $14.7 million respectively. As of April 30, 1998, the Company employed 138 people in product development. The Company intends to increase its expenditures in product development in future periods.

    The Company believes that its future success depends upon its ability to continue to enhance existing products, respond to changing customer requirements, and develop and introduce new or enhanced products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed and changing heterogeneous hardware platforms, operating systems, relational databases, and networks. System ESS version 5.2, due for release in August 1998, includes new and enhanced core application features, API's to other applications, and four new optional modules: System ESS Open Warehouse for advanced warehouse management, System ESS Demand Chain Planner for demand forecasting and replenishment management, System ESS Service Manager for after sales service management, and System ESS Economic Value Analyzer for decision support management. System ESS is also Eurocurrency and Year 2000 compliant.

    There can be no assurance that the Company will be successful in developing enhanced versions of System ESS or new products on a timely basis, or that such enhancements or new products, when introduced will achieve market acceptance or will adequately address the changing needs of the marketplace.

EMPLOYEES

    As of April 30, 1998, the Company employed a total of 695 full-time employees, including 359 in Sweden, 212 in the United States, 67 in the United Kingdom, 18 in the Netherlands, 13 in Germany, 22 in Australia, and 4 in France. The Company believes its future success will depend in part upon its ability to attract and retain highly skilled management, marketing, sales, consulting, and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating, and retaining such personnel in the future. Of the Company's 695 full-time employees, 81 are in sales and marketing, 418 are in technical support and maintenance, 138 are in product development, and 58 are in general administrative functions. The Company does not have any collective bargaining agreements with its employees and believes that its employee relations are good. See below, "Risk Factors Dependence on and Need to Hire Additional Personnel in All Areas."

RISK FACTORS

    This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Report generally, including the documents incorporated by reference herein. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report and in the documents incorporated by reference herein. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

    Significant Fluctuations in Quarterly Operating Results and Seasonality; Potential Quarterly Losses. The Company has experienced, and expects to continue to experience, significant fluctuations in quarterly operating results that may be caused by many factors, including, among others: the size and timing of orders for the Company's products; the lengthy sales and implementation cycle for the Company's products and delays in the implementation process; introduction or enhancement of products by the Company or its competitors; changes in pricing policy of the Company or its competitors; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop, introduce, and market new products and new versions of existing products; quality control of products sold; market readiness to deploy demand chain management products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; the Company's success in expanding its sales, support, service, and marketing organizations; personnel changes; fluctuations in foreign currency exchange rates; mix of license and service and maintenance revenues and general economic conditions. Because a significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from large orders, the timing of orders and their fulfillment has caused, and is expected to continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its direct sales force, and the timing of such expansion and the rate at which new sales people become productive also could cause material fluctuations in the Company's quarterly operating results. As a result of these and other factors, the Company believes that period-to-period quarterly comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

    The Company's quarterly operating results are also subject to certain seasonal fluctuations. The Company's revenues, particularly its license revenues, are typically strongest in its third and fourth fiscal quarters, which end January 31 and April 30, respectively, and weakest in its first and second fiscal quarters, which end July 31 and October 31, respectively. The Company's revenues and operating results in its third fiscal quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting, while revenues and operating results in its fourth fiscal quarter typically benefit from the efforts of the Company's sales force to meet fiscal year-end sales quotas. Like many enterprise application software vendors with large average order sizes, in its first and second fiscal quarters, the Company's sales force initiates sales activity directed to achieving fiscal year-end goals. In addition, the Company's first and second fiscal quarters include the months of July and August, when both sales and billable customer services activity, as well as customer purchase decisions, are reduced, particularly in Europe, due to summer vacation schedules. As a result of these seasonal factors, the Company historically has experienced operating losses in its first and/or second fiscal quarters and may continue to experience losses in such quarters in the future.

    Because the Company generally ships software products within a short period after receipt of an order, it typically does not have a material backlog of unfulfilled orders. License revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and cannot be predicted with any degree of certainty. The Company has historically recognized a significant portion of license revenue in the last two weeks of a quarter. Any significant shortfall of license revenues in relation to the Company's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results and financial condition. Due to the foregoing factors, it is possible that in future periods the Company's revenues and thus its operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially and adversely affected.

    No Assurance of Profitability. Although the Company achieved net income of $6.9 million and $9.4 million for fiscal 1997 and 1998, respectively, there can be no assurance that the Company will continue to be profitable in any future period and recent operating results should not be considered indicative of future financial performance. The Company plans to continue to increase expenditures in order to fund the continued expansion of its worldwide operations, including greater levels of product development and larger and more geographically dispersed sales, support, service and marketing organizations. Although the Company believes such expenditures ultimately will improve the Company's operating results, to the extent such expenditures are incurred and revenues do not correspondingly increase, the Company's operating results will be materially and adversely affected. Future operating results will depend on many factors, including the growth of the supply chain management software market, market acceptance of System ESS or enhanced versions thereof, competition, the success of the Company's expansion of its sales, support, service and marketing organizations, general economic conditions and other factors. No assurance can be given that the Company will be profitable in future periods. See below,"Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Lengthy Sales and Implementation Cycle; Increasing Size of Orders. The sale and implementation of the Company's products generally involves a significant commitment of resources by prospective customers. During fiscal 1998, license fees for System ESS generally ranged from $0.4 million to $4.7 million, and averaged $1.6 million. The Company expects that license fees will continue to increase in size and the implementation of the Company's products will become more complex as System ESS is used to manage larger and more geographically dispersed installations. As a result, the Company's sales process often is subject to delays associated with lengthy approval processes associated with significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products varies substantially from customer to customer and typically lasts between 3 and 12 months during which time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations, and feasibility studies, and experience a number of significant delays over which the Company has no control. Any significant or ongoing failure by the Company to ultimately achieve such sales could have a material adverse effect on the Company's business, operating results, and financial condition. In addition, following license sales, the implementation of System ESS typically involves customer training, integration of System ESS with the customer's other existing systems, and the development of product extensions to add customer-specific functionality. The Company and/or a third party consultant may provide such post delivery implementation services pursuant to a separate service agreement. A successful implementation requires a close working relationship between the Company, the customer, and, generally, third party consultants who assist in the implementation process. Any inability of the Company to achieve such close working relationships, or any inability of the Company's consulting services organization or third party consultants to perform implementation services on a timely basis, may result in delays in the customer implementation process. There can be no assurance that delays in the implementation process of System ESS for any given customer will not have a material adverse effect on the Company's business, operating results, and financial condition. See below, "Management's Discussion and Analysis of Financial Condition and Results of Operations"and above, "Products and Services" and "Sales and Marketing."

    Dependence upon Relationship with Oracle. An important part of the Company's operating results depend upon its marketing and sales relationship with Oracle. For the fiscal years ended April 30, 1997 and April 30, 1998, the Company generated 63% and 53% of its license revenues and 35% and 39% of its total revenues, respectively, through various joint marketing efforts with Oracle. Prior to 1997, the Company engaged in an informal joint marketing and sales arrangement with Oracle pursuant to which the two companies jointly marketed to customers in the consumer packaged goods industry. In January 1997, the Company entered into the Oracle Agreement pursuant to which the parties agreed for a term of three years to jointly market and license the Oracle Solution Suite, which incorporates the Company's System ESS software and certain Oracle software, and other complementary software owned by third parties. The Oracle Agreement provides for additional development of component software, integration of the software components, and marketing and support of the Oracle Solution Suite. In addition, Oracle has agreed not to develop or use in the consumer packaged goods industry any other software with similar functionality to System ESS. Pursuant to the Oracle Agreement, Oracle has agreed to pay the Company the total license fees that Oracle receives from the customer for System ESS less specified percentages. In the United States, Oracle and its distributors have the exclusive right to sub-license System ESS software as part of the Oracle Solution Suite in the consumer packaged goods industry. Outside of the United States, Oracle and its distributors have a non-exclusive right to sub-license System ESS as part of the Oracle Solution Suite in the consumer packaged goods industry. In addition, the Company has retained the worldwide right to market System ESS to customers in the consumer packaged goods industry as a "point" solution and in any other manner which does not provide combined software substantially similar to the Oracle Solution Suite. The Company and Oracle periodically enter into separate agent agreements authorizing Oracle to sub-license the Company's System ESS software to customers in the consumer packaged goods industry and other industries. Pursuant to such agent agreements, Oracle pays to the Company a specified percentage of the license fee for System ESS. In industries other than consumer packaged goods, the Company also from time to time directly competes with Oracle's order management software product.
See below, "Competition."

    In the consumer packaged goods industry, the Company actively markets and sells System ESS as a "point" solution and as part of the Oracle Solution Suite. The Company's sales of System ESS in the consumer packaged goods industry are dependent in part upon the effectiveness of Oracle's efforts under the Oracle Agreement which the Company cannot control. There can be no assurance that Oracle will not otherwise curtail or discontinue the Oracle Agreement at the end of the initial three year term or that the Oracle Agreement will be beneficial to the Company, either of which circumstances could have a material adverse effect on the business, operating results, and financial condition of the Company. In industries other than consumer packaged goods, there can be no assurance that Oracle will continue to recommend the Company and its products to potential customers or enter into separate agent agreements with the Company, either of which could have a material adverse effect on the business, operating results, and financial condition of the Company. See above, "Sales and Marketing."

    Competition. The Company's products are targeted at the emerging market for demand chain management software products which is intensely competitive and characterized by rapid technological change. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the supply and demand chain as well as the enterprise as a whole. These competitors include (i) enterprise application software vendors which offer client/server ERP solutions, such as SAP AG, Baan Company N.V., J.D. Edwards & Company, System Software Associates, Inc. and, in vertical markets other than consumer packaged goods, Oracle, (ii) companies offering standardized or customized products on mainframe and/or mid-range computer systems, (iii) internal development efforts by corporate information technology departments, (iv) smaller independent companies which have developed or are attempting to develop advanced logistics execution software which complements or competes with the Company's software solutions, and (v) other business application software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced logistics execution software. In addition, many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, greater name recognition, and a larger installed base of customers than the Company. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and competitors' innovations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, and sale of their products than the Company. The Company also expects to face additional competition as other established and emerging companies enter the market for order fulfillment software and new products and technologies are introduced. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share resulting in price reductions, fewer customer orders, and reduced gross margins, any one of which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results, and financial condition. See above, "Competition."

    Need to Hire Additional Personnel in All Areas and Dependence on Key Employees. The Company believes its future success and ability to achieve revenue growth will depend in significant part upon its ability to attract and retain highly skilled management, sales, support, service, marketing, and product development personnel. Competition for such personnel is intense, and recruiting such personnel is becoming increasingly difficult because of the strong world-wide economy. In addition, the loss of one or more of the Company's key personnel could have a material adverse effect on the Company's business, operating results, and financial condition. The Company does not have, and does not intend to obtain, key man life insurance on any of its executive management personnel. There can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating, and retaining such personnel in the future. Failure to attract, assimilate, and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

    Reliance on and Need to Develop Additional Relationships with Third Parties. The Company relies on informal arrangements with a number of consulting and systems integration firms to enhance its sales, support, service, and marketing efforts, particularly with respect to implementation and support of its products as well as lead generation and assistance in the sale process. Such firms include Cap Gemini, IBM, and Oracle worldwide, Andersen Consulting, LLP, Advanced Technologies and Services, LLC, Computer Sciences Corporation, Ernst & Young, LLP, Palarco Inc., Solutions Consulting, Inc., and SHL Systemhouse, Inc. and Unisys Corporation in the United States and Ceratina Logistics OY, Computer Management Group, EcSoft, Ernst & Young, LLP, Logistics Consultancy Norway, Logica, Medata, Ordina, Tamperen Systemitiimi, and TT Tieto in Europe, Tietho, and ECsoft Group plc in Europe. The Company expects to continue to rely significantly upon such third parties for marketing and sales, lead generation, product implementation, customer support services, end user training, and lead generation. The Company will need to expand its relationships with these parties and enter into relationships with additional third parties in order to support revenue growth. Many such firms have similar, and often more established, relationships with the Company's principal competitors. There can be no assurance that these and other third parties will provide the level and quality of service required to meet the needs of the Company's customers, that the Company will be able to maintain an effective, long term relationship with such third parties, or that such third parties will continue to meet the needs of the Company's customers. If the Company is unable to develop and maintain effective relationships with these and other third parties, or if such parties fail to meet the needs of the Company's customers, the Company's business, operating results, and financial condition could be adversely affected. Further, there can be no assurance that these third party implementation providers, many of which have significantly greater financial, technical, personnel, and marketing resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products. See above, "Products and Services" and "Sales and Marketing."

    Risks Associated with Expanding Multinational Operations. The Company's future success and ability to achieve revenue growth depends upon the successful continued international expansion of its sales, support, service, and marketing organizations and its ability to establish indirect distribution channels, including resellers, systems solution vendors, application software vendors, and systems integrators. The Company's products currently are marketed in the United States, Europe, and Asia/Pacific. Such international expansion has required that the Company establish additional offices and hire additional personnel. This has required and is expected to continue to require significant management attention and financial resources and could adversely affect the Company's operating margins and ability to achieve and sustain profitability. To the extent the Company is unable to continue to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and the Company's business, operating results, and financial condition could be materially and adversely affected. Further, the Company intends to continue to expand its international operations by increasing the number of direct customer support personnel in existing markets and additional international markets. Accordingly, the Company's business, and its ability to expand its operations internationally, is subject to risks inherent in international business activities, including, in particular, general economic conditions in each country, foreign currency exchange rate fluctuations, overlap of different tax structures, management of an organization spread over various countries, unexpected changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer accounts receivables payment cycles in certain countries. Other risks associated with international operations include import and export licensing requirements, trade restrictions, and changes in tariff rates. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's ability to continue to expand its international operations and, in general, its business, operating results, and financial condition. See above, "Sales and Marketing."

    Management of Growth. The Company currently is experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial, and operational resources. The Company increased the size of its direct sales force from 51 people at April 30, 1997, to 69 people at April 30, 1998, and the number of customer service and support personnel from 223 people at April 30, 1997, to 418 people at April 30, 1998. The Company plans to continue to expand internationally and to continue to increase the number of its sales, support, service, and marketing and customer support personnel significantly in fiscal 1999, which planned expansion, if achieved, would place a further strain on the Company's resources and increase operating costs. The Company's ability to manage its staff and growth effectively will require it to continue to improve its operations, financial, and management controls, and reporting systems and procedures, to train, motivate, and manage its employees, and, as required, install new management information and control systems. There can be no assurance that the Company will implement improvements to such management information and control systems in an efficient and timely manner or that, if implemented, such improved systems will be adequate to support the Company's operations. Any inability of the Company to successfully manage future expansion, if any, could have a material adverse effect on the Company's business, financial condition, or operating results.

    Dependence on Principal Product. License and service and maintenance revenues related to System ESS have represented a substantial portion of the Company's revenues in recent years and are expected to continue to represent substantially all of the Company's revenues in the future. The Company's success depends on continued market acceptance of System ESS software and services as well as the Company's ability to introduce new versions of System ESS or other products to meet the evolving needs of its customers. There can be no assurance that System ESS will continue to achieve market acceptance or that the Company will introduce enhanced versions of System ESS on a timely basis, or at all, to meet the evolving needs of its customers. Any reduction in demand for System ESS, increased competition in the market for demand chain management software, technological change, or other factors could have a material adverse effect on the Company's business, operating results and financial condition. See below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and above, "Products and Services."

    Dependence on Emerging Market for Demand Chain Management Software. The Company currently derives, and is expected to continue to derive, substantially all of its revenues from licenses and services related to System ESS, a client/server demand chain management software product. Although demand for System ESS has grown in recent periods, the market for enterprise-wide management software in general, and for demand chain management software in particular, is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will continue to adopt System ESS. The Company has spent, and intends to continue to spend, considerable resources educating potential customers generally about demand chain management, about the need for order fulfillment software solutions and specifically about System ESS. However, there can be no assurance that such expenditures will enable System ESS to achieve any additional degree of market acceptance. If the demand chain management software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition could be materially and adversely affected. See below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and above, "Products and Services."

    Rapid Technological Change and Requirement for Frequent Product Transitions. The market for the Company's products is characterized by rapid technological developments, evolving industry standards, and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements, and develop and introduce in a timely manner new or enhanced products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed and changing heterogeneous hardware platforms, operating systems, relational databases, and networks. The System ESS client operates on Windows 3.1, Windows 95, and Windows NT platforms. System ESS currently provides support for 13 languages. System ESS can currently operate on UNIX server platforms for Hewlett-Packard Corporation, IBM, Digital Equipment Corporation, and Sun Corporation as well as on Windows NT server platforms. The Company continues to enhance its System ESS products to operate on such platforms in order to meet customers' requirements. There can be no assurances that the Company will be successful in developing enhanced versions of System ESS or new products on a timely basis, or that such enhancements or new products, when introduced, will achieve market acceptance or will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition could be materially and adversely affected. See above, "Product Development."

    Risk of Software Defects. Software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company has in the past released products with defects, discovered software errors in certain of its new versions after introduction, and experienced delays or lost revenue during the period required to correct these errors. The Company regularly introduces new releases and periodically introduces new versions of System ESS. There can be no assurance that, despite testing by the Company and by its customers, defects and errors will not be found in existing products or in new products, releases, versions, or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation, loss of or delay in market acceptance, or require product changes, any of which could have a material adverse effect upon the Company's business, operating results, and financial condition. See above, "Products and Services."

    Product Liability. The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. The limitation of liability provisions contained in such license agreements may not be effective. The Company's products are generally used to manage data critical to large organizations and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. A successful liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, and financial condition. See above, "Products and Services."

    Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends, in part, upon the protection of its proprietary technology. The Company relies on a combination of copyright, trademark, and trade secret laws, confidentiality procedures, and license arrangements to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company licenses its software pursuant to signed license agreements that impose restrictions on the licensee's ability to utilize the software and generally enters into non-disclosure agreements with its employees, distributors, and partners, and limits access to and distribution of its software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy the Company's products or otherwise obtain and use the Company's proprietary technology without authorization. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States or Sweden. Accordingly, third parties may copy or otherwise obtain and use the Company's proprietary technology without authorization. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate illegally the Company's products.

    The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers increasingly will be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlap. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results, and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results, and financial condition.

    Exposure to Currency Fluctuations. A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, the German mark, the Dutch guilder, the French franc, the Australian dollar, and the Canadian dollar. The Company incurs a significant portion of its expenses in Swedish krona, including all of its product development expenses and a substantial portion of its general and administrative expenses. As a result, appreciation of the value of the Swedish krona relative to the other currencies in which the Company generates revenues, particularly the U.S. dollar, could adversely affect operating results. The financial statements of the Company are translated from the functional currency of the operating subsidiaries into U.S. dollars, the Company's reporting currency, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the reporting period, and revenues and expenses are translated at the average exchange rate during the period. All translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity. Fluctuations in the Swedish krona and other currencies relative to the U.S. dollar will effect period to period comparison of the Company's reported results of operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate. See below, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Possible Volatility of Stock Price. The market price for the Common Stock has in the past been, and in the future could be, subject to significant fluctuations in response to a number of factors, including the announcement of new products or product enhancements by the Company or its competitors, quarterly variations in the Company's results of operations, or results of operations of its competitors or companies in related industries, changes in earnings or revenue estimates, or recommendations by securities analysts, developments in the Company's industry, general market conditions, and other factors, including factors unrelated to the operating performance of the Company or its competitors. In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political, and market conditions, such as recessions, could materially and adversely affect the market price of the Company's Common Stock.

    Control by Management and Current Stockholders; Indemnification of Officers and Directors. The Company's executive officers and directors and their affiliates, in the aggregate, own beneficially 50.6% of the Company's outstanding Common Stock as of April 30, 1998. In particular, Warburg, Pincus Investors, L.P. ("Warburg") owns beneficially 37.3% of the Company's outstanding Common Stock as of such date. As a result, Warburg can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg and the Company's officers and directors under certain circumstances could have the effect of delaying, deferring, or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of such stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs, or other purchases of Common Stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of Common Stock. The Company has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

    Effect of Certain Charter Provisions; Antitakeover Effects of the Company's Charter, By-laws, and Delaware Law. The Company's Board of Directors has the authority to issue up to 15,000,000 shares of Preferred Stock and to determine the price, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying, deferring, or preventing a change of control of the Company. Further, certain provisions of the Company's Certificate of Incorporation and By-laws may have the effect of discouraging, delaying, or preventing a merger, tender offer, or proxy contest involving the Company, which could adversely affect the market price of the Company's Common Stock.

    Registration Rights. A total of 17,877,268 shares of Common Stock held by certain stockholders are entitled to certain registration rights. If such stockholders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, the sale of such shares could have a material adverse effect on the market price for the Company's Common Stock and could materially adversely effect the Company's ability to raise additional capital when or if required.

    Enforceability of U.S. Judgments against Non-U.S. Officers and Directors. A substantial portion of the Company's assets are located outside the United States. In addition, members of the Board of Directors of the Company and certain experts named herein are residents of countries other than the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against such persons judgments of courts of the United States predicated upon civil liabilities under the United States Federal securities laws. There can be no assurance that United States investors will be able to enforce against the members of the Board of Directors or certain experts named herein who are residents of Sweden or countries other than the United States, any judgments in civil and commercial matters, including judgments under the federal securities laws. In addition, there is doubt as to whether a Swedish court would impose civil liability on the members of the Board of Directors of the Company in an original action predicated solely upon the Federal securities laws of the United States brought in a court of competent jurisdiction in Sweden against the Company or such members.

    Holding Company Structure. All of the operations of the Company are and will be conducted through direct and indirect subsidiaries. The Company's cash flow will depend upon the operating results and cash flow of its subsidiaries and the payment of funds by those subsidiaries to the Company in the form of loans, dividends, or otherwise. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to the Company, whether in the form of loans, dividends, or otherwise. Applicable law in certain countries may limit the ability of a subsidiary to pay dividends in the absence of sufficient distributable reserves or for other reasons. The Company's Swedish, United Kingdom, German, Dutch, French, United States, Australian, and Canadian subsidiaries are not subject to any current exchange controls. However, future exchange controls in these counties, or the existence of such controls in other countries in which the Company establishes subsidiaries, could limit or restrict the ability of the Company to obtain loans, dividends, or otherwise access financial resources in such subsidiaries. In addition, the Company's subsidiaries may from time to time in the future become parties to financing arrangements which may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to the Company. In the event of any insolvency, bankruptcy, or similar proceedings, creditors of the subsidiaries would generally be entitled to priority over the stockholders of the Company with respect to assets of the affected subsidiary.

ITEM 2. FACILITIES

    The Company's principal product development, and its Nordic service, support, sales, and marketing facilities are located in Stockholm, Sweden, where the Company currently leases approximately 69,000 square feet under two lease agreements expiring in August of 1999 and September 2000. In August of 1999 the Company will move all Stockholm operations under a new 5 year lease beginning August 1999 of approximately 98,000 square feet. The Company also leases office space for its eight sales and service offices in the United States, significantly 27,000 square feet in Marlton, New Jersey expiring in January 2000, and in addition to that three smaller offices in Sweden, and one each in the United Kingdom, Germany, the Netherlands, Australia, France, and Canada. The Company believes that it will be able to locate sufficient office space to allow the Company to expand according to its plans for the next two fiscal years.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any legal proceeding that would have a material adverse effect on the Company's business, operating results, or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1998.

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


Fiscal Year 1997                                   High              Low
----------------                                   ----              ---
Second Quarter (ended October 31, 1996)            $ 12           $  9
Third Quarter (ended January 31, 1997)               13              7 1/2
Fourth Quarter (ended April 30, 1997)                 9              6




Fiscal Year 1998                                   High              Low
----------------                                   ----              ---
First Quarter (ended July 31, 1997)                $ 16 1/2       $  9 1/2
Second Quarter (ended October 31, 1997)              28 3/16        11 5/8
Third Quarter (ended January 31, 1998)               30 3/8         20 3/4
Fourth Quarter (ended April 30, 1998)                33 1/2         21 3/4


As of June 30, 1998, there were 92 shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

DIVIDEND POLICY

The Company has never declared or paid any dividends on its Common Stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business. The Swedish Company Act imposes certain limitations on the ability of IMAB to pay dividends to the Company.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this Form 10-K and the Consolidated Financial Statements and Notes thereto and the other financial information included in Item 14 of this Form 10-K. The selected consolidated financial data set forth below for the Company as of April 30, 1997, and April 30, 1998, and for each of the three years in the period ended April 30, 1998, are derived from audited financial statements included elsewhere herein. The selected consolidated financial data set forth below for the Company as of April 30, 1994, 1995, and 1996, and for each of the two years in the period ended April 30, 1995, are derived from the financial statements not included elsewhere herein.

Five Year Review:


                                                                           Year Ended April 30,
                                                       1994         1995         1996         1997         1998
                                                                 (in thousands, except per share data)
Consolidated Statement of Operations Data:
  Revenues:
   Licenses ....................................    $  5,254     $ 10,661     $ 15,474     $ 26,147     $ 36,090
   Services and maintenance ....................      11,950       14,543       23,103       31,747       57,632
   Other .......................................       1,576        2,540        1,432        1,718        1,662
                                                    ---------    --------     --------     --------     --------
   Total revenues ..............................      18,780       27,744       40,009       59,612       95,384
                                                    ---------    --------     --------     --------     --------
  Cost of revenues:
   Licenses ....................................         721        2,172        2,717        1,540          790
   Services and maintenance ....................      10,030       12,424       16,813       22,871       41,826
   Other .......................................         831        2,252          947        1,001        1,029
                                                    ---------    --------     --------     --------     --------
   Total cost of revenues ......................      11,582       16,848       20,477       25,412       43,645
                                                      --------     --------     --------     --------     --------
   Gross profit ................................       7,198       10,896       19,532       34,200       51,739
                                                      --------     --------     --------     --------     --------
  Operating expenses:
   Product development .........................       5,517        7,009        6,822        9,935       14,684
   Sales and marketing .........................       3,056        5,720        7,746       14,997       20,878
   General and administrative...................       3,688        4,192        3,579        4,399        7,103
                                                    ---------    --------     --------     --------     --------

   Total operating expenses ....................      12,261       16,921       18,147       29,331       42,665
                                                    ---------    --------     --------     --------     --------
  Income (loss) from operations ................      (5,063)      (6,025)       1,385        4,869        9,074
  Other income (expense):
   Interest income .............................          40           15           13          643        3,490
   Interest expense ............................        (229)        (689)        (744)        (253)        (123)
   Miscellaneous income (expense)...............        (227)        (384)         (12)         (21)        (286)
                                                    ---------    --------     --------     --------     --------
  Income (loss) from continuing
   operations before income taxes...............      (5,479)      (7,083)         642        5,238       12,155
  Provision (benefit) for income taxes..........          40         (941)        (781)        (190)       2,762
                                                      --------     --------     --------     --------     --------
  Income (loss) from continuing operations .....      (5,519)      (6,142)       1,423        5,428        9,393
  Income (loss) from discontinued operations ...        (151)        (246)         327          374         --
  Gain on sale of discontinued operations
   (net of income tax of $372) .................        --           --           --          1,100         --
                                                    ---------    --------     --------     --------     --------
  Net income (loss) ............................    $ (5,670)    $ (6,388)    $  1,750     $  6,902     $  9,393
                                                    ---------    --------     --------     --------     --------
                                                    ---------    --------     --------     --------     --------
  Net income per share data-assuming dilution(1):
  Income from continuing operations ............                              $   0.06     $   0.20     $   0.30
  Income from discontinued operations ..........                                  0.01         0.01         --
  Gain on sale of discontinued operations ......                                    --         0.04         --
                                                                                --------     --------     --------
  Net income per share-assuming dilution .......                              $   0.07     $   0.25     $   0.30
                                                                                --------     --------     --------
                                                                                --------     --------     --------
  Shares used in per share calculation-assuming
    dilution ...................................                                25,223       28,063       30,821
                                                                                --------     --------     --------
                                                                                --------     --------     --------




                                                                       April 30,
                                               1994           1995         1996       1997        1998
                                                                     (in thousands)
Consolidated Balance Sheet Data:
 Cash and cash equivalents................. $    75         $   160      $   558     $ 9,023     41,982
 Short-term investments....................      --              --           --       9,952     69,416
 Working capital (2).......................     174          (3,478)      (1,364)     30,831    120,479
 Total assets..............................  13,364          15,508       21,324      50,963    149,329
 Capital lease obligations,
  less current portion.....................      18             267          624         554        281
 Total stockholders' equity................   1,779          (2,097)         502      34,754    124,573


----------
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in calculating net income per share-assuming dilution.

(2) The Company's working capital position as at April 30, 1995, and April 30, 1996, was due, in part, to the classification of the Company's credit facilities as short-term borrowings. See Note 7 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below and under "Risk Factors" and "Business," as well as in this Report generally, including the documents incorporated by reference herein. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" appearing elsewhere in this Report and in the documents incorporated by reference herein. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

OVERVIEW

    IMI develops, markets, and supports client/server application software that enables manufacturers, distributors, and wholesalers to more effectively manage the supply chain. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991. In 1993, the Company introduced its current generation product, System ESS, which was designed to meet the needs of multinational manufacturers, distributors, and wholesalers. The Company's operating expenses have increased substantially in the last 5 years as the Company has made significant investments outside Sweden in sales and marketing, customer support, and product development related to System ESS. As a result of these investments, greater market acceptance of System ESS and expansion of its business outside Sweden, the Company's revenues have grown, increasing from $ 59.6 million in fiscal 1997 to $ 95.4 million in fiscal 1998. The Company has been profitable in its three most recent fiscal years, but there can be no assurance that the Company will sustain profitability on a quarterly or annual basis in the future.

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

    Revenues from sales in the United States increased from $ 29.8 million in fiscal 1997 to $53.5 million in fiscal 1998, revenues from sales in Europe increased from $ 23.9 million in fiscal 1997 to $35.5 million in fiscal 1998, and revenues from sales in Asia/Pacific increased from $6.0 million to $6.3 million over the same period.

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

    A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, German mark, Dutch guilder, the French franc, the Australian dollar, and the Canadian dollar. The Company incurs a significant portion of its expenses in Swedish krona, including all of its product development expenses and a substantial portion of its general and administrative expenses. As a result, appreciation of the value of the Swedish krona relative to the other currencies in which the Company generates revenues, particularly the U.S. dollar, could adversely affect operating results. The financial statements of the Company are translated from the functional currency of the operating subsidiaries into U.S. dollars, the Company's reporting currency, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the reporting period, and revenues and expenses are translated at the average exchange rate during the period. All translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity. Fluctuations in the Swedish krona and other currencies relative to the U.S. dollar will affect period to period comparison of the Company's reported results of operations. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate.

RESULTS OF OPERATIONS

    For the fiscal periods indicated, the following table sets forth the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:


                                                              Year Ended April 30,

                                                        1998          1997          1996
Consolidated Statement of Operations Data:

Revenues:
 Licenses...................................            37.8%         43.9%         38.7%
 Services and maintenance                               60.4          53.2          57.7
 Other......................................             1.8           2.9           3.6
                                                       -------       ------        ------
  Total revenues............................           100.0         100.0         100.0

Cost of revenues:



                                                              Year Ended April 30,

                                                        1998          1997          1996

  Licenses...................................            0.8           2.6           6.8
  Services and maintenance...................           43.9          38.3          42.0
  Other......................................            1.1           1.7           2.4
                                                        -----         -----         -----
   Total cost of revenues....................           45.8          42.6          51.2
                                                        -----         -----         -----
   Gross profit..............................           54.2          57.4          48.8
                                                        -----         -----         -----
Operating expenses:
 Product development..........................          15.4          16.7          17.1
 Sales and marketing..........................          21.9          25.1          19.4
 General and administrative...................           7.4           7.4           8.9
                                                        -----         -----         -----
  Total operating expenses....................          44.7          49.2          45.4
                                                        -----         -----         -----
Income from operations........................           9.5           8.2           3.4
Other income (expense):
 Interest income..............................           3.6           1.1           0.0
 Interest expense.............................          (0.1)         (0.4)         (1.9)
 Miscellaneous income (expense)...............          (0.3)          0.0           0.0
                                                        -----         -----         -----
Income from continuing
 operations before income taxes...............          12.7           8.9           1.5
Provision (benefit) for income taxes..........           2.9          (0.3)         (2.0)
                                                        -----         -----         -----
Income from continuing operations.............           9.8           9.2           3.5
Income from discontinued operations...........            --           0.6           0.8
Gain on sale of discontinued operations.......            --           1.8            --
                                                        -----         -----         -----
Net income....................................           9.8%         11.6%          4.3%


COMPARISON OF FISCAL YEARS 1998, 1997, and 1996

REVENUES

    Total revenues consist of revenues derived from sales of software licenses and related services, including software maintenance and support, implementation, consulting, and training. Total revenues increased 60.0% to $95.4 million in fiscal 1998 from $59.6 million in fiscal 1997 and increased 49.0% in fiscal 1997 from $40.0 million in fiscal 1996. The increase in revenues during these periods was primarily due to increased license fees from the Company's System ESS product and related service and maintenance fees.

    Licenses. License revenues increased 38.0% to $36.1 million in fiscal 1998 from $26.1 million in fiscal 1997 and increased 69.0% in fiscal 1997 from $15.5 million in fiscal 1996. License revenues constituted 37.8%, 43.9%, and 38.7% of total revenues in fiscal 1998, 1997, and 1996, respectively. The increases in license revenues were primarily due to growing market acceptance of the Company's software products and continued expansion of the Company's sales and marketing organization, particularly into new geographical areas and new vertical markets. In January, 1997, the former marketing and sales arrangement with Oracle was replaced in part by the Oracle Agreement. Under the Oracle Agreement, revenue with respect to System ESS license sales which are related to the Oracle Solution Suite for the consumer packaged goods industry are accounted for net of amounts retained by Oracle. In fiscal 1998, 53% of the Company's license revenues and 39% of the Company's total revenues was derived from customers introduced to the Company by Oracle.

    Service and Maintenance. Service and maintenance revenues increased 81.5% to $57.6 million in fiscal 1998 from $31.7 million in fiscal 1997 and increased 37.4% from $23.1 million in fiscal 1996. Service and maintenance revenues constituted 60.4%, 53.2%, and 57.7% of total revenues in fiscal 1998, 1997, and 1996, respectively. The significant increases in the dollar amount of service and maintenance revenues were primarily due to the increase in services related to a greater number of System ESS licenses sold, as well as the high percentage of maintenance agreement renewals for licenses sold in prior years. The Company expects service and maintenance revenues to increase in total dollar amounts but decrease as a percentage of total revenues in coming periods based upon the Company's sales and marketing strategy to increase its utilization of third-party implementation services to enable it to more rapidly penetrate its target markets.

    Other. Other revenues are primarily third-party hardware sales to help certain customers implement System ESS. Other revenues decreased 3.3% to $1.7 million in fiscal 1998 from $1.7 million in fiscal 1997 and increased 20.0% in fiscal 1997 from $1.4 million in fiscal 1996. Other revenues constituted 1.8%, 2.9%, and 3.6% of total revenues in fiscal 1998, 1997, and 1996, respectively. The Company has deliberately reduced its emphasis on providing third-party hardware and support, and its strategy is to minimize its efforts in this area except on an as needed basis. The Company expects other revenues to fluctuate generally in absolute dollars and to decline significantly as a percentage of total revenues.

COST OF REVENUES

    Cost of revenues was $43.6 million, $25.4 million, and $20.5 million in fiscal 1998, 1997, and 1996 representing 45.8%, 42.6%, and 51.2% of total revenues, respectively. As a percentage of total revenues, cost of revenues increased from fiscal 1997 to fiscal 1998 but decreased from fiscal 1996 to fiscal 1997. The increase in fiscal 1998 was primarily due to the fact that the gross margin on services and maintenance revenues is lower than the gross margin on license revenues, and this difference was partially offset by an increase in the gross margin on license revenues. The decrease in fiscal 1997 was primarily due to the fact that the gross margin on license revenues is higher than the gross margin on services and maintenance revenues. The Company anticipates that if revenues from licenses of System ESS increase as a percentage of total revenues, the costs of revenues will again decline as a percentage of total revenues.

    The following table sets forth, for the periods indicated, the cost of revenues for each revenue category and the cost of revenues represented as a percentage of each revenue category:


                                                                       Year Ended April 30,
                                              1998                       1997                       1996
                                         ---------------------------------------------------------------------------
                                         Cost        % of           Cost        % of       Cost        % of
                                         Of          Revenue        Of          Revenue    Of          Revenue
                                         Revenues    Category       Revenues    Category   Revenues    Category
                                                            (in thousands, except percentage data)
Licenses                                $   790          2.2%       $ 1,540       5.9%      $ 2,717       17.6%
Services and maintenance                 41,826         72.6         22,871      72.0        16,813       72.8
Other                                     1,029         61.9          1,001      58.3           947       66.1
                                        -------                     -------                 -------
 Total cost of revenues                 $43,645         45.8%       $25,412      42.6%      $20,477       51.2%
                                        -------                     -------                 -------
                                        -------                     -------                 -------



    Cost of License Revenues. Cost of license revenues consists primarily of commissions and license fees paid to third parties in fiscal years 1998, 1997, and 1996, particularly fees paid to Oracle pursuant to an informal joint marketing and sales arrangement. Cost of license revenues was $0.8 million, $1.5 million, and $2.7 million in fiscal 1998, 1997, and 1996, and 2.2%, 5.9%, and 17.6% of license revenues, respectively. The decrease in the absolute dollar amount of the cost of license revenues was principally related to the fact that revenues received under the new Agreement with Oracle are net of fees retained by Oracle.

    Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists primarily of costs associated with consulting, implementation, training, and ongoing support. Cost of service and maintenance revenues was $41.8 million, $22.9 million, and $16.8 million in fiscal 1998, 1997, and 1996, representing 72.6%, 72.0%, and 72.8% of service and maintenance revenues, respectively. The increase in cost of service and maintenance revenues in absolute dollars was primarily due to the increase in the number of personnel providing consulting and training services to customers. Although the Company intends to continue to enter into informal joint marketing arrangements with third parties, including systems integrators, who might provide services to the Company's customers, the Company expects to continue to increase the number of its service personnel in the future as the number of licensees of System ESS increases.

    Cost of Other Revenues. Cost of other revenues consists primarily of the cost of third party hardware supplied to certain customers. Cost of other revenues was $1.0 million, $1.0 million, and $0.9 million in fiscal 1998, 1997, and 1996, representing 61.9%, 58.3%, and 66.1% of other revenues, respectively. The Company has deliberately reduced its emphasis on providing third-party hardware and support, and its strategy is to minimize its efforts in this area except on an as needed basis. The Company expects cost of other revenues to fluctuate on a period to period basis, to remain at the current level in absolute dollars, and to decline significantly as a percentage of total cost of revenues.

    Product Development. Product development expenses consist primarily of salaries and other related costs for the Company's engineering staff. Product development expenses were $14.7 million, $9.9 million, and $6.8 million in fiscal 1998, 1997, and 1996, representing 15.4%, 16.7%, and 17.1% of total revenues, respectively. Product development expenses, in absolute dollars, increased significantly in fiscal 1998 and 1997 from fiscal 1997 and 1996 due to the build-up of development staff and engagement of third party consultants. As a percentage of total revenues, product development expenses declined in fiscal 1998 from 1997 and in fiscal 1997 from 1996 primarily due to an increase in revenues related to System ESS. The Company believes that a significant level of investment for product development is required to remain competitive and, accordingly, the Company anticipates that product development expenses will increase in the future in absolute dollars but remain at about the fiscal 1998 level as a percentage of total revenues.

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

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, and bonuses, and other related costs for sales and marketing personnel, as well as certain partner royalties. Sales and marketing expenses were $20.9 million, $15.0 million, and $7.7 million in fiscal 1998, 1997, and 1996, representing 21.9%, 25.1%, and 19.4% of total revenues, respectively. The increase in sales and marketing expenses in absolute dollars from fiscal 1997 to fiscal 1998 and from fiscal 1996 to fiscal 1997 was primarily due to increased headcount as the Company expanded its sales offices in Europe and North America. The Company intends to continue the expansion of its sales and marketing efforts and anticipates that sales and marketing expenses will increase in absolute dollars and as a percentage of total revenues in the future.

    General and Administrative. General and administrative expenses consist primarily of salary expenses and related expenses for administrative and executive staff. General and administrative expenses were $7.1 million, $4.4 million, and $3.6 million in fiscal 1998, 1997, and 1996, representing 7.4%, 7.4%, and 8.9% of total revenues, respectively. General and administrative expenses increased in fiscal 1998 from fiscal 1997 and in fiscal 1997 from fiscal 1996 due to increased headcount. The Company believes that general and administrative expenses will generally increase in absolute dollars but remain at the fiscal 1998 level as a percentage of total revenues.

    Other Income (Expense). Other income comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was approximately $3.5 million and $0.6 million in fiscal 1998 and 1997, whereas in fiscal 1996 interest income was $0.0 million. The increase in 1998 compared to 1997 and 1996 is due to the Company's investment of a portion of the proceeds of its initial and secondary public offerings in short-term investments and interest-bearing accounts. Interest expenses have decreased from approximately $0.7 million in fiscal 1996 to approximately $0.2 million in fiscal 1997 and $0.1 million in fiscal 1998. The decrease in fiscal 1997 was the result of the Company's repayment of its outstanding loans after the initial public offering.

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

    Provision for Income Taxes. Provision for income taxes was $2.8 million in fiscal 1998, whereas in fiscal 1997 and 1996 the Company recorded a benefit for income taxes of $0.2 million and $0.8 million, respectively. The benefits related primarily to the reduction of the Company's valuation allowance on deferred tax assets. At April 30, 1997, the Company had approximately $2.8 million of gross deferred tax assets comprised primarily of net operating loss carryforwards in Sweden. During fiscal 1998, all of the net operating loss carryforwards in Sweden were utilized.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1998 the Company completed a secondary public offering of 8,136,250 Common shares priced at $20 per share of which 4,030,625 shares were sold by the Company. After deducting the underwriter's discount, the net proceeds to the Company was $19.075 per share or $76.9 million.

    Since its inception, the Company has financed and met its capital expenditure requirements through cash flows from operations, short-term borrowings, and, during fiscal 1997 and fiscal 1998, through sales of equity securities. Cash from operations was $15.2 million in fiscal 1998 and $1.0 million in fiscal 1996, while $2.2 million was used in operating activities in fiscal 1997. Net proceeds from borrowings were $0.9 million in fiscal 1998, while total repayment of borrowings were $8.1 million and $1.0 million in fiscal 1997 and 1996, respectively. Cash flows from issuance of common stock were $79.9 million, $28.2 million, and $1.2 million in fiscal 1998, 1997, and 1996, respectively. The Company purchased approximately $3.6 million, $2.2 million, and $1.3 million of office equipment and other property in fiscal 1998, 1997, and 1996, respectively. At April 30, 1998, the Company did not have any material commitments for capital expenditures.

    At April 30, 1998, the Company had $120.5 million of working capital, including $42.0 million in cash and cash equivalents and $69.4 in short term investments, as compared to $30.8 million of working capital at April 30, 1997. The increase in working capital was primarily attributed to the Company's secondary public offering which was completed in November, 1997 and which generated net proceeds of $76.2 million after deducting offering expenses and the underwriting discount.

    Accounts receivable, net of allowance for doubtful accounts, increased to $24.3 million at April 30, 1998, from $22.5 million at April 30, 1997. Contract receivables, primarily scheduled amounts due from customers on terms which are longer than typical trade terms, increased to $2.2 million at April 30 1998, from $1.0 million at April 30, 1997. Based upon the nature of the Company's customers and its past collection experience, the Company does not expect to encounter collection difficulties with respect to such accounts that would have a material effect on the Company's financial position or results of operations.

    Average days' sales outstanding, including contract receivables measured at the end of each quarter and related to total fiscal 1998 revenues, was 78 days for fiscal 1998 as compared to 93 days in fiscal 1997. Average days' sales outstanding can fluctuate for a variety of reasons including the mix of license and services revenue in any period, as payment terms for license fees tend to be somewhat longer than for services and maintenance.

    Total deferred revenue increased to $6.0 million at April 30, 1998, from $3.7 million at April 30, 1997, primarily as a result of payments received from customers for maintenance fees that will be recognized on a prorated basis.

    The Company believes that existing cash and cash equivalent balances, short-term investment balances, and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, any material acquisitions of complementary businesses, products, or technologies could require the Company to obtain additional sources of financing.

RECENT PRONOUNCEMENT REGARDING REVENUE RECOGNITION.

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not believe the adoption of SOP 97-2 will have a significant impact on its current revenue recognition policies.

YEAR 2000.

    The Company's System ESS is Year 2000 compliant; when used before as well as for a significant period after January 1, 2000, System ESS can with retained functionality store, process, and receive date and time data for periods before and after the turn of the century if correct date and time data are inputted. In addition, the Company has taken steps required to make its internal management information systems Year 2000 compliant. The Company does not anticipate any material adverse affect upon its business, operating results, and financial condition with respect to a Year 2000 issue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Part IV Item 14 (a)(1) and
(2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information to be set forth in the 1998 Proxy Statement under the caption "Election of Directors".

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to the information to be set forth in the 1998 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the information to be set forth in the 1998 Proxy Statement under the caption "Ownership of Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Reference is made to the information to be set forth in the 1998 Proxy Statement under the caption "Certain Business Relationships."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as a part of this Report:

    (1) Consolidated Financial Statements. The following consolidated financial statements of Industri-Matematik International Corporation are filed as part of this report:

    Report of Independent Accountants

    Consolidated Balance Sheets as of April 30, 1997, and April 30, 1998.

    Consolidated Statements of Operations for the years ended April 30, 1996, 1997, and 1998.

    Consolidated Statements of Changes in Stockholders' Equity for the years ended April 30, 1996, 1997, and 1998.

    Consolidated Statements of Cash Flows for the years ended April 30, 1996, 1997, and 1998.

    Notes to Consolidated Financial Statements.

    Consent of Independent Accountants dated July 29, 1998

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


Number     Description
-------    -----------

3.1        Amended and restated Certificate of Incorporation of the Company(1)

3.2        Amended and Restated By-Laws of the Company(1)

10.1       Registration and Expense Agreement among the Company, Martin
           Leimdorfer, and Warburg Pincus Investors, L.P.(1)

10.2       Registration Rights Agreement among the Company, Martin
           Leimdorfer, and Warburg Pincus Investors, L.P.(1)

10.3       Stock Option Plan of the Company(1)

10.4       Form of Agreements of Restricted Stock Program(1)

10.5       Employee Stock Purchase Plan of the Company(2)

10.6       Amended and Restated Employment Agreement dated April 3, 1997 between
           Stig Durlow and the Company(3)

10.7       Agreement dated September 26, 1997, between Lars-Goran Peterson and the Company

10.8       Agreement effective May 1, 1997, between Mats Lillienberg and the Company

10.9       Employment Agreement dated May 7, 1989, between Carl Joelsson and Industri-Matematik Projektledning AB and supplemented by Agreement dated November 5, 1997, between Carl Joelsson and the Company

10.10      Employment Agreement dated January 10, 1991, between Per-Olof
           Ekholtz and Industri-Matematik Datasystem AB and supplemented by Agreement dated September 18, 1997, between Per-Olof Ekholtz and the Company

10.11      Employment Agreement dated March 16, 1998, between John P. Geraci, Jr. and the Company

10.12      Lease Contract for Commercial Premises No. 2003-0017-1 dated April 1, 1997, between
           Lansforsakringsbolagen AB and Industri-Matematik, AB(4)

10.13      Lease Contract for Commercial Premises No. 2003-0009-1 dated October 1, 1997, between Lansforsakringsbolagen AB and
           Industri-Matematik, AB(4)

10.14      Agreement and Amendment to Lease Contract for Commercial Premises No. 2003-0009-1 dated October 17, 1997, between
           Lansforsakringsbolagen AB and Industri-Matematik, AB(4)

10.15      Form of Indemnity Agreement with Officers and Directors(1)

21         Subsidiaries of the Company

23         Consent of Independent Public Accountants

27         Financial Data Schedule


----------
(1) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (No. 333-5495).

(2) Incorporated by reference to the Exhibit to the Company's Post-Effective Amendment Number 1 to the Registration Statement on Form S-8 (No. 333-5495).

(3) Incorporated by reference from the Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

(4) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 (No. 333-37355)

    (d) Financial Statement Schedules

    None.

                     REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Industri-Matematik International
Corp.

We have audited the accompanying consolidated balance sheets of Industri-Matematik International Corp. and subsidiaries as of April 30, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industri-Matematik International Corp. and subsidiaries as of April 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles in the United States.

Stockholm, Sweden
July 29, 1998

OHRLINGS COOPERS & LYBRAND AB

By: /S/ ROBERT BARNDEN
    -------------------------
    Robert Barnden

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)



                                                                                                           April 30,
                                                                                                        1997        1998
ASSETS
Current assets:
  Cash and cash equivalents.................................................................        $  9,023    $  41,982
  Short-term investments....................................................................           9,952       69,416
  Accounts receivable, less allowance for doubtful accounts
  of $205 and $210 at April 30, 1997 and 1998, respectively.................................          22,463       24,289
  Contract receivables......................................................................           1,010        2,180
  Prepaid expenses..........................................................................           1,773        2,824
  Income taxes receivable...................................................................              28          402
  Other current assets......................................................................             111          501
                                                                                                      ------      -------
       Total current assets.................................................................          44,360      141,594
                                                                                                      ------      -------
                                                                                                      ------      -------
Non current assets:
  Property and equipment, net...............................................................           3,484        5,011
  Deferred income taxes.....................................................................           1,643            5
  Goodwill..................................................................................           1,107        1,002
  Other non current assets..................................................................             369        1,717
                                                                                                      ------      -------
       Total non current assets.............................................................           6,603        7,735
                                                                                                     -------      -------
          Total assets......................................................................        $ 50,963    $ 149,329
                                                                                                      ------      -------
                                                                                                      ------      -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations.........................................               $  422       $  274
  Current portion of notes payable..........................................................              --          486
  Accounts payable..........................................................................           1,426        2,439
  Accrued expenses and other current liabilities............................................           2,455        6,016
  Accrued payroll and employee benefits.....................................................           5,509        5,938
  Deferred revenue..........................................................................           3,717        5,962
                                                                                                      ------      -------
       Total current liabilities............................................................          13,529       21,115
                                                                                                      ------      -------
                                                                                                      ------      -------
Long-term liabilities:
  Capital lease obligations.................................................................             554          281
  Notes payable.............................................................................              --          840
  Accrued pension liability.................................................................           1,674        2,132
  Deferred income taxes.....................................................................              68           --
  Other long-term liabilities...............................................................             384          388
                                                                                                      ------      -------
       Total long-term liabilities..........................................................           2,680        3,641
                                                                                                       -----       ------
     Total liabilities......................................................................          16,209       24,756
                                                                                                      ------      -------
                                                                                                      ------      -------



                                                                                                           April 30,
                                                                                                        1997        1998
Commitments and contingencies (Note 14)

Stockholders' equity:
  Common Stock; voting, $.01 par value; 35,000,000 and
    62,500,000 shares authorized; 15,591,558 and 32,917,552
    issued and outstanding..................................................................             156          329
  Class B Common Stock; non-voting, $.01 par value; 12,500,000 shares authorized; 12,088,200 and 0 shares issued
    and outstanding.........................................................................             121           --
  Additional paid-in capital................................................................          43,379      127,886
  Retained earnings (deficit)...............................................................         (4,106)        5,287
  Cumulative translation adjustment.........................................................         (2,270)      (2,426)
  Notes receivable from stockholders (Note 13)..............................................         (2,526)      (6,503)
                                                                                                     -------      -------
       Total stockholders' equity...........................................................          34,754      124,573
                                                                                                     -------      -------
       Total liabilities and stockholders' equity...........................................        $ 50,963     $149,329
                                                                                                     -------      -------
                                                                                                     -------      -------


The accompanying notes are an integral part of the consolidated financial statements.

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


                                                                                   Year Ended April 30,
                                                                              1996          1997        1998

Revenues:

  Licenses.....................................................           $ 15,474      $ 26,147     $ 36,090
  Services and maintenance.....................................             23,103        31,747       57,632
  Other........................................................              1,432         1,718        1,662
                                                                            ------        ------       ------
       Total revenues..........................................             40,009        59,612       95,384
                                                                            ------        ------       ------
Cost of revenues:

  Licenses.....................................................              2,717         1,540          790
  Services and maintenance.....................................             16,813        22,871       41,826
  Other........................................................                947         1,001        1,029
                                                                            ------        ------       ------
       Total cost of revenues..................................             20,477        25,412       43,645
                                                                            ------        ------       ------
       Gross profit............................................             19,532        34,200       51,739
                                                                            ------        ------       ------
Operating expenses:

  Product development..........................................              6,822         9,935       14,684
  Sales and marketing..........................................              7,746        14,997       20,878
  General and administrative...................................              3,579         4,399        7,103
                                                                            ------        ------       ------
       Total operating expenses................................             18,147        29,331       42,665
                                                                            ------        ------       ------
Income from operations.........................................              1,385         4,869        9,074
                                                                            ------        ------       ------
                                                                            ------        ------       ------
Other income (expense):

  Interest income..............................................                 13           643        3,490
  Interest expense.............................................              (744)         (253)        (123)
  Miscellaneous expense........................................               (12)          (21)        (286)
                                                                            ------        ------       ------
Income from continuing operations before income taxes..........                642         5,238       12,155
Provision (benefit) for income taxes...........................              (781)         (190)        2,762
                                                                            ------        ------       ------
Income from continuing operations..............................              1,423         5,428        9,393
Income from discontinued operations (Note 19)..................                327           374           --
Gain on sale of discontinued operations
        (net of income tax of $372)............................                 --         1,100           --
                                                                            ------        ------       ------
Net income.....................................................            $ 1,750       $ 6,902      $ 9,393
                                                                            ------        ------       ------
                                                                            ------        ------       ------


Net income per share data: (Note 2)


                                                                              Year Ended April 30,
                                                                              1996          1997        1998

Income from continuing operations..............................            $  0.06       $  0.20      $  0.31
Income from discontinued operations............................               0.01          0.01           --
Gain on sale of discontinued operations........................                 --          0.04           --
                                                                            ------        ------       ------
Net income per share...........................................            $  0.07       $  0.25      $  0.31
                                                                            ------        ------       ------
                                                                            ------        ------       ------
Net income per share data-assuming dilution:

Income from continuing operations..............................            $  0.06       $  0.20      $  0.30
Income from discontinued operations............................               0.01          0.01           --
Gain on sale of discontinued operations........................                 --          0.04           --
                                                                            ------        ------       ------
Net income per share-assuming dilution.........................            $  0.07       $  0.25      $  0.30
                                                                            ------        ------       ------
                                                                            ------        ------       ------



The accompanying notes are an integral part of the consolidated financial statements.

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        (in thousands, except share data)



                                                                                         Notes            Total
                          Convertible           Class B  Additional  Retained   Cumul.   Receivable       Stock-
                          Preferred    Common   Common   Paid-in     earnings   Transl.  From             holders
                          Stock        Stock    Stock    Capital    (Deficit)   Adjus.   Stockholders     Equity
Balance as of
  May 1, 1995               $146        $76       $4      $11,490    ($12,620)  ($1,193)                  ($2,097)

Issuance of
 1,256,985 shares of
 Common Stock under
 Restricted Stock
 Program                                 12                2,614                           ($2,626)             0

Issuance of
 612,468 shares of
 Common Stock                             6                1,219                                            1,225

Currency translation
 Adjustment                                                                        (376)                     (376)

Net income                                                              1,750                               1,750
                            ----        ----     ----     -------    ---------  --------  --------        --------

Balance as of
 April 30, 1996              146         94        4      15,323      (10,870)   (1,569)    (2,626)           502

Conversion of
  Convertible
  Preferred Stock           (146)        29      117                                                            0

Issuance of
  3,200,000 shares
  of Common Stock
  under Initial Public
  Offering, net of
  Expenses                               32               28,085                                           28,117

Issuance of 35,500 shares
  of Common Stock under
  Stock Option Plan                       1                   70                                               71

Repurchase of 49,995
  shares of Common Stock
  under Restricted Stock
  Program                                --                  (99)        (138)                 100          (137)




                                                                                         Notes            Total
                          Convertible           Class B  Additional  Retained   Cumul.   Receivable       Stock-
                          Preferred    Common   Common   Paid-in     earnings   Transl.  From             holders
                          Stock        Stock    Stock    Capital    (Deficit)   Adjus.   Stockholders     Equity
Currency translation
  Adjustment                                                                       (701)                     (701)

Net income                                                              6,902                               6,902
                            ----        ----     ----     -------    ---------  --------  --------        --------
Balance as of
  April 30, 1997              --        156      121      43,379       (4,106)   (2,270)    (2,526)        34,754

Conversion of
  Class B Common Stock
  To Common Stock                       121     (121)                                                           0

Issuance of
  4,030,625 shares
  of Common Stock
  under Follow-on Public
  Offering, net of
  Expenses                               40               76,160                                          76,200

Issuance of 618,484 shares
  of Common Stock under
  Stock Option Plan                       6                1,404                                           1,410

Issuance of 325,000 shares
  of Common Stock under
  Restricted Stock Program                3                4,669                            (4,672)            0

Issuance of 263,685 shares
  of Common Stock under ESPP              3                1,487                                           1,490

Income tax benefit
  arising from stock
  compensation plans                                         787                                             787

Payments on Notes
  Receivable                                                                                   695           695

Currency translation
  Adjustment                                                                       (156)                    (156)

Net income                                                              9,393                              9,393
                            ----        ----     ----     -------    ---------  --------  --------      --------
Balance as of
 April 30, 1998            $  --       $329     $ --    $127,886       $5,287   $(2,426)   $(6,503)     $124,573




The accompanying notes are an integral part of the consolidated financial statements.

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                     Year Ended April 30,
                                                                                  1996             1997             1998
Cash flows from operating activities
  Net income (loss)........................................................     $ 1,750          $ 6,902            9,393
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization..........................................       1,063            1,062            1,939
    Provision for doubtful accounts........................................          99            (192)                4
    Deferred income taxes..................................................       (876)            (278)            1,587
    Accrued interest on short-term investments.............................          --               --            (393)
    (Gain) loss on disposal of property and equipment......................         (3)               29               27
    (Gain) loss on disposal of other shares................................          --            (111)               --
    (Gain) loss on disposal of discontinued operation......................          --          (1,100)               --
    Write-down of other shares.............................................          --               --                3
    Changes in operating assets and liabilities:
    Accounts receivable....................................................     (5,070)          (9,123)          (2,099)
    Contract receivables and prepaid expenses..............................       1,789            (604)          (1,715)
    Income taxes receivable................................................         224               16            (387)
    Other assets...........................................................        (36)            (203)          (1,735)
    Accounts payable.......................................................         135              (5)              989
    Accrued expenses and other current liabilities.........................         361          (2,331)            4,511
    Accrued payroll and employee benefits and deferred revenue.............       1,626            3,565            2,673
    Accrued pension liability..............................................         214              435              437
                                                                               --------          -------          -------
    Net cash provided by (used in) continuing operations...................       1,276           (1,938)          15,234
    Net cash used in discontinued operations...............................        (322)            (288)              --
                                                                               --------          -------          -------
    Net cash flows provided by (used in) operating activities..............         954          (2,226)           15,234
                                                                               --------          -------          -------
Cash flows from investing activities:
  Purchase of short-term investments.......................................          --         (35,847)        (278,637)
  Proceeds from sale of short-term investments.............................          --          25,895          219,475
  Additions to property and equipment......................................     (1,269)          (2,202)          (3,605)
  Payment for Ceratina.....................................................          --               --          (1,025)
  Cash acquired in Ceratina................................................          --              348               --
  Proceeds from sale of property and equipment.............................          17               19              246
  Proceeds from sale of other shares.......................................          --              138               --
  Proceeds from sale of discontinued operations............................          --            2,900               --
  Collection of notes receivable...........................................          --               --              695
                                                                               --------         --------          -------
    Net cash flows used in investing activities............................     (1,252)          (8,749)         (62,851)
                                                                               --------          -------          -------




                                                                                     Year Ended April 30,
                                                                                  1996             1997             1998
Cash flows from financing activities:
  Net borrowings (payments) under lines of credit..........................       5,281          (7,670)               --
  Payments on short-term borrowings........................................     (5,994)            (101)               --
  Proceeds from notes payable..............................................          --               --            1,539
  Payments on notes payable................................................          --               --            (213)
  Principal payments on capital lease obligations..........................       (305)            (346)            (434)
  Issuance of Common Stock.................................................       1,225           28,188           79,887
  Repurchase of Common Stock under Restricted Stock Program................          --            (137)               --
  Other....................................................................         484            (360)            (203)
                                                                               --------         --------          -------
    Net cash flows provided by financing activities........................         691           19,574           80,576
                                                                               --------         --------          -------
Translation differences on cash and cash equivalents.......................           5            (134)                0
                                                                               --------         --------          -------

Net increase in cash and cash equivalents..................................         398            8,465           32,959
Cash and cash equivalents at beginning of year.............................         160              558            9,023
                                                                               --------         --------          -------
Cash and cash equivalents at end of year...................................    $    558          $ 9,023         $ 41,982
                                                                               --------         --------          -------
                                                                               --------         --------          -------

Supplemental disclosures of cash flow information: Cash paid (received) during the year for:
  Interest.................................................................    $    621          $   380          $   189
                                                                               --------         --------          -------
                                                                               --------         --------          -------
  Income taxes.............................................................    $   (40)          $    81          $   689
                                                                               --------         --------          -------
                                                                               --------         --------          -------



The accompanying notes are an integral part of the consolidated financial statements.

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organization

    Industri-Matematik International Corp. ("Company"), a Delaware corporation, and its subsidiaries (collectively, "Companies"), develop, market, implement, and support client/server demand chain management software. The Companies' primary software product, System ESS, has been designed to provide for the complex and high throughput order fulfillment requirements of manufacturers, distributors, and wholesalers. The Company has operating subsidiaries located and primarily conducts business in the United States, Sweden, the United Kingdom, the Netherlands and Germany. During fiscal 1998, subsidiaries were established in Australia, France, and Canada.

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

    In fiscal 1997, the Company sold its business segments operated by its 55% owned subsidiary, Pargon AB ("Pargon"), a company domiciled in Sweden. In accordance with Accounting Principles Board Opinion ("APB") No. 30, the segments of Pargon have been presented as discontinued operations in the accompanying consolidated financial statements. (See Note 19 for further discussion and disclosure.)

 Revenue Recognition

    License revenues represent sales of the Companies' System ESS software. Service revenues represent sales from consulting implementation and training services. Annual maintenance and support revenues consist of ongoing support and sales of product updates. Other revenues primarily represent hardware sales.

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

    In January 1997, the Company entered into a written Agreement with Oracle Corporation ("Oracle") pursuant to which the two companies agreed to market the Oracle Solution Suite incorporating the Company's System ESS software to potential customers in the consumer packaged goods ("CPG") industry. (See Note 15 for further discussion.) Under the Agreement, revenues with respect to System ESS license sales which are related to the Oracle Solution Suite for the CPG industry are accounted for net of fees retained by Oracle.

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

 Property and Equipment

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:


                                                         Estimated useful lives
         Computer equipment                                    3 years
         Furniture and fixtures                                5 to 10 years
         Automobiles                                           5 years
         Leasehold improvements                                3 to 5 years


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

 Goodwill

    Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over a period of 10 years. Amortization was $0, $40,000, and $114,000 for the fiscal years ended April 30, 1996, 1997, and 1998, respectively. Accumulated amortization was $40,000 and $154,000 as of April 30, 1997 and 1998, respectively. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

 Foreign Currency Translation

    The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation from the respective foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in miscellaneous income (expense). For the fiscal years ended April 30, 1996, 1997 and 1998 foreign exchange gains (losses) of $65,000, ($75,000), and ($121,000),respectively, were recorded by the Companies.

 Concentration of Risk

    Financial instruments which potentially subject the Companies to concentrations of credit risk consist principally of accounts receivable with customers and short-term investments. Credit risk with respect to accounts receivable, however, is limited due to the number of customers comprising the Companies' customer base and their dispersion principally across the United States, Scandinavia, the United Kingdom, the Netherlands, and Australia. The Companies' customers are generally multi-national companies in the food and beverage, pharmaceutical, consumer electronics, automotive parts, and industrial sector industries. The Companies perform ongoing credit evaluations of their customers and do not require collateral. The Companies maintain allowances for potential credit losses and such losses have been within management's expectations. Short-term investments are placed with high credit quality financial institutions or in short-duration, high quality debt securities.

    A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, the German mark, the Dutch guilder, the French franc, the Australian dollar, and the Canadian dollar. The Company incurs a significant portion of its expenses in Swedish krona, including all of its product development expenses and a substantial portion of its general and administrative expenses. As a result, appreciation of the value of the Swedish krona relative to the other currencies in which the Company generates revenues, particularly the U.S. dollar, could adversely affect operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate.

    License and service and maintenance revenues related to System ESS have represented a substantial portion of the Company's revenues in recent years and are expected to continue to represent substantially all of the Company's revenues in the future. The Company's success depends on continued market acceptance of System ESS software and services as well as the Company's ability to introduce new versions of System ESS or other products to meet the evolving needs of its customers.

 Cash, Cash Equivalents and Short-Term Investments

    The Companies consider all highly liquid, low risk debt instruments purchased with maturity dates of three months or less from the date of purchase to be cash equivalents. Cash equivalents are stated at fair market value, which approximates cost, based on quoted market prices. The Company's short-term investments comprise fixed income securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its short-term investments in fixed income securities as available-for-sale securities, which are carried at their fair value based upon the quoted market prices of those investments at April 30, 1997 and 1998. Accordingly, the change in unrealized gains and losses with respect to these securities is recorded as a direct increase or decrease in stockholders' equity, net of deferred income tax, if any.

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

 Net Income Per Share

    Net income per share amounts have been computed in accordance with SFAS No. 128, "Earnings per Share". For each of the periods presented, net income per share amounts were computed based on the weighted average number of shares of common stock outstanding during the period. Net income per share - assuming dilution amounts were computed based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method.

    The weighted average number of shares of common stock for the years ended April 30, 1996, and 1997, assumed the three-for-one stock split and the conversion of all Convertible Preferred Stock into Common Stock and Class B Common Stock upon the closing of the Company's initial public offering using the if-converted method as of the beginning of the reporting period.

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

    For each of the periods presented, income available to common shareholders (the numerator) used in the computation of earnings per share was the same as the numerator used in the computation of earnings per share - assuming dilution. A reconciliation of the denominators used in the computations of earnings per share and earnings per share - assuming dilution is as follows:

                                                    Year Ended April 30,
                                             1996          1997            1998
  Weighted average shares outstanding     24,494,300    27,280,000      30,208,852
  Effect of dilutive stock options           729,000       783,312         611,678
                                        ------------   -----------      -----------
  Adjusted weighted average shares
  outstanding assuming dilution           25,223,300    28,063,312      30,820,530
                                        ------------   -----------      -----------
                                        ------------   -----------      -----------

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

 Effect of Recent Pronouncements

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. It requires entities to report segment information in quarterly reports issued to shareholders. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises the disclosure requirements for pensions and other postretirement benefit plans. The Company will be required to comply with all three statements in the fiscal year ending April 30, 1999. The Company believes that the implementation of these statements will not have a significant impact on the nature of information disclosed in the financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes a new model of accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The provisions of SFAS 133 are effective for all fiscal quarters of years beginning after June 15, 1999. The Company believes that this statement will not have an impact on the financial position, results of operations, or cash flows, as the Company does not hold any derivative instruments or engage in hedging activities at the present time.

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not believe the adoption of SOP 97-2 will have a significant impact on its current revenue recognition policies.

3. Short-term investments

    Short-term investments are comprised of fixed income securities which are classified as available-for-sale securities. As of April 30, 1997, the Company had one Federal Agency security with an amortized cost of $9,952,000 which approximates fair value. As of April 30, 1998 the Company had two Federal Agency securities with an amortized cost of $34,818,000 and $34,598,000 which approximate fair value. The Federal Agency securities mature within one year. During the years ended April 30, 1997 and 1998, maturities of fixed income securities resulted in proceeds of $25,895,000 and $219,475,000, respectively.

4. Accounts Receivable Allowance for Doubtful Accounts

    The following table provides a summary of the activity in the accounts receivable allowance for doubtful accounts for the years ended April 30, 1996, 1997, and 1998:


                                                                   Year Ended April 30,
                                                              1996          1997          1998
                                                                      (in thousands)
Balance at beginning of period                             $    205      $    321           205
Charged to expense..............................                265            80           336
Deductions......................................               (149)         (196)         (331)
                                                           --------      --------      --------
 Balance at end of period                                   $   321      $    205           210
                                                           --------      --------      --------
                                                           --------      --------      --------



5. Property and Equipment

  Property and equipment is recorded at cost, less accumulated depreciation. Property and equipment consists of:


                                                                                April 30,
                                                                            1997          1998
                                                                             (in thousands)
Computer equipment............................................            $ 4,564         6,736
Furniture and fixtures........................................              1,494         2,509
Automobiles...................................................                755           541
Leasehold improvements........................................                248           422
                                                                          -------       -------
                                                                            7,061        10,208
Less: accumulated depreciation and amortization                            (3,577)       (5,197)
                                                                          -------       -------
                                                                          $ 3,484       $ 5,011
                                                                          -------       -------
                                                                          -------       -------



  Included in property and equipment are assets leased under capital lease obligations as follows:


                                                              April 30,
                                                        1997             1998
                                                           (in thousands)

Computer equipment............................        $  384              387
Furniture and fixtures........................           379              383



                                                              April 30,
                                                        1997             1998
                                                           (in thousands)


Automobiles...................................           730              525
Leasehold improvements........................            27               --
                                                      ------           ------
                                                       1,520            1,295
Less accumulated amortization                          (535)            (769)
                                                      ------           ------
                                                     $  985            $ 526
                                                      ------           ------
                                                      ------           ------

    The amortization expense on capital leases amounted to $337,000 and $438,000 for the years ended April 30, 1997 and 1998, respectively.

6. Income Taxes

    Income (loss) from continuing operations before income taxes was distributed geographically as follows:


                                                    Year Ended April 30,
                                              1996         1997         1998
                                                      (in thousands)
Domestic................................  $     87       $  342         1,850
Foreign.................................       555        4,896        10,305
                                          --------       ------       -------
 Total..................................  $    642       $5,238        12,155
                                          --------       ------       -------
                                          --------       ------       -------


  Components of the provision (benefit) for income taxes are as follows:


                                                                               Year Ended April 30,
                                                                         1996          1997       1998
                                                                                  (in thousands)

Current:
Federal.....................................................           $   --       $   122       $   731
State.......................................................                5            13           337
Foreign.....................................................              100             2            43
 Total current provision..................................                105           137         1,111
Deferred:
Federal.....................................................           $   58       $  (70)       $     5
State.......................................................                2            46            22
Foreign.....................................................             (946)         (303)        1,624
                                                                       ------        ------        ------
 Total deferred provision (benefit)                                      (886)         (327)        1,651
                                                                       ------        ------        ------
 Total provision (benefit) for income taxes                             $(781)       $ (190)        2,762
                                                                       ------        ------        ------
                                                                       ------        ------        ------


The approximate tax effects of temporary differences which give rise to net deferred taxes are:


                                                                                     April 30,
                                                                                 1997         1998
                                                                                   (in thousands)
Deferred income taxes, noncurrent asset

 Net operating loss carryforwards.......................................        $2,774        $   82
 Depreciation...........................................................          --             (86)
 Revenue Recognition....................................................          --              84
 Timing difference reserve (Sweden).....................................          --             (55)
 Other..................................................................           (18)            6
                                                                                ------        ------
 Total deferred income taxes, noncurrent asset..........................         2,756            31
 Valuation allowance....................................................        (1,113)          (26)
                                                                                ------        ------
 Total net deferred income taxes, noncurrent asset......................         1,643             5
                                                                                ------        ------
Deferred income taxes, long-term liability
 Net operating loss carryforwards.......................................            44          --
 Depreciation...........................................................           (84)         --
 Other..................................................................           (28)         --
                                                                                ------        ------
 Total deferred income taxes, long-term liability.......................           (68)         --
                                                                                ------        ------
 Total net deferred tax asset...........................................        $1,575        $    5
                                                                                ------        ------
                                                                                ------        ------


    A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory rates is as follows:


                                                                   Year Ended April 30,
                                                  1996                   1997                      1998
                                               $         %            $           %            $            %
                                                                     (in thousands)
Statutory rate                            $   218        34%      $  1,780        34%       $  4,133      34%
Benefit of utilization of net
 operating loss and tax credit
 carryforwards                               (542)      (85)          (128)       (2)           --        --
Valuation of temporary
 Differences                               (1,176)     (183)        (1,614)      (31)         (1,037)     (8)
Deferred revenues                             620        96             --        --            --        --
Foreign taxes                                 (33)       (5)          (317)       (6)           (586)     (5)
Other                                         132        21             89         1             252       2
                                          --------     ------     ---------      ----       --------     ----
Effective tax rate                        $  (781)     (122)%     $   (190)       (4)%         2,762      23%
                                          --------     ------     ---------      ----       --------     ----
                                          --------     ------     ---------      ----       --------     ----


    As of April 30, 1997, the Companies had net operating loss carryforwards of approximately $10,020,000 available to offset future taxable income of which $9,793,000 is related to net operating loss carryforwards in IMAB. During the fiscal year ended April 30, 1998, all of the net operating loss carryforwards in IMAB were utilized.

    The Companies have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

    The sale of common stock by Company employees who participate in the Company's stock compensation plans created disqualifying dispositions that resulted in reductions to income taxes currently payable and a corresponding increase to additional paid-in capital totaling $787,000 for the year ended April 30, 1998. These reductions are "permanent differences" and do not affect the provisions for deferred or current income tax expense. As of April 30, 1998, the Company has $3,266,000 of such reductions available to reduce future federal taxes payable through April 30, 2013.

7. Borrowings

    During the year ended April 30, 1997, proceeds from the Company's initial public offering were utilized to repay all outstanding short-term debt.

    During the year ended April 30, 1997, the Company closed all credit facilities except for the line of credit facility denominated in U.S. dollars. As of April 30, 1997 and 1998, available and unused lines of credit amount to $1,036,000.

    In September 1997, a U.S. subsidiary of the Company entered into a collateralized credit facility agreement that enables it to borrow up to $2,000,000 to finance computer and networking equipment purchases through December 1998. Initial borrowings of $1,253,771 bear interest monthly at 9.05% per annum. Monthly interest on subsequent borrowings under the facility are fixed and determined based upon the 3 year U.S. Treasury Note rate on the date of borrowing plus 3.04%. In December 1997, the subsidiary borrowed an additional $285,514 under the facility which bears interest monthly at 8.89% per annum. Each borrowing transaction is payable over 36 monthly installments of principal and interest and is collateralized by the underlying equipment being purchased. The collateralized credit facility is guaranteed by the Company.

8. Accrued Expenses and Other Current Liabilities


                                                                 April 30,
                                                            1997            1998
                                                               (in thousands)
Accrued purchases.............................            $  651           $1,799
Accrued consultancy...........................                --            1,463
Accrued maintenance...........................                --              670
Acquisition of Ceratina.......................             1,025               --
Accrued pension taxes.........................               407              451
Value-added tax...............................               160              431
Employee withholding taxes....................                --              601
Income tax payable............................                --              115
Other.........................................               212              486
                                                           -----            -----
                                                          $2,455           $6,016
                                                           -----            -----
                                                           -----            -----

9. Accrued Payroll and Employee Benefits


                                                                April 30,
                                                           1997            1998
                                                              (in thousands)

Accrued commissions...............................        $2,500           $  636
Accrued payroll taxes.............................         1,392            1,030
Accrued vacation pay..............................         1,030            1,528
Accrued salaries and bonus........................           297            1,708
Accrued pension expenses..........................           290              365
Debt for ESPP.....................................            --              671
                                                           -----           ------
                                                          $5,509           $5,938
                                                           -----           ------
                                                           -----           ------


10. Employee Benefit Plans

    The Companies provide retirement benefits for substantially all employees in the United States and in foreign locations. During the fiscal year ended April 30, 1998, the Company's French subsidiary established a defined benefit plan which is not significant at the present time. In the U.S., the U.K., and the Netherlands, the Companies sponsor defined contribution plans. In addition, IMAB has a supplemental defined contribution plan for certain key management.

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

    The net periodic pension cost related to continuing operations is comprised of the following:


                                                                                   Year Ended April 30,
                                                                             1996          1997          1998
                                                                                      (in thousands)
Service cost...........................................................      $164          $263           241
Interest cost..........................................................        85           171           192
Amortization of actuarial net loss or gain.............................       (9)             4            11
Amortization of transition obligation..................................         3             3             3
                                                                             ----          ----          ----
Net periodic pension cost..............................................      $243          $441          $447
                                                                             ----          ----          ----
                                                                             ----          ----          ----


    The following table shows the plans funded status and amounts recognized in the consolidated balance sheet:


                                                                                      April 30,
                                                                                   1997        1998
                                                                                    (in thousands)
Actuarial present value of benefit obligation:
Vested benefit obligation.................................................        $1,470       2,009
Additional benefits due to salary increases..............................            590         633
                                                                                  ------      ------
Projected benefit obligation ("PBO")......................................         2,060       2,642
Fair value of plan assets.................................................        --              --
                                                                                  ------      ------
Unfunded PBO..............................................................         2,060       2,642
Unrecognized actuarial (gain) or loss.....................................         (366)       (493)
Unrecognized transition obligation........................................          (20)        (17)
                                                                                  ------      ------
Accrued pension liability.................................................        $1,674      $2,132
                                                                                  ------      ------
                                                                                  ------      ------



  The actuarial assumptions used in computing the pension amounts above were:

                                                                   Years Ended April 30,
                                                           1996             1997           1998
Discount rate.........................                     8.0%             8.0%             5.5%
Salary increase.......................                     5.0%             5.0%             3.0%
Inflation.............................                     4.0%             4.0%             2.0%


 Defined Contribution Plans

    Contributions by the Companies relating to their defined contribution plans for the years ended April 30, 1996, 1997, and 1998 were $504,000, $685,000, and
$815,000 respectively.

11. Capital Lease Obligations


                                                                                   April 30,
                                                                                  1997     1998
                                                                                 (in thousands)
Obligations under capital leases, imputed interest rates of 11.0%-
20.0% and 10.2%-22.1% in 1997 and 1998, respectively, terms vary
from 36 to 60 months, collateralized by the underlying assets..................  $ 976    $ 555
Less current portion............................................................  (422)    (274)
                                                                                  -----    -----
Capital lease obligations....................................................... $ 554    $ 281
                                                                                  -----    -----
                                                                                  -----    -----


    Future minimum payments, by year and in the aggregate, under noncancellable capital leases consist of the following as of April 30, 1998.


                                      Future minimum payments
                                        on capital leases
                                         (in thousands)
Fiscal Year Ending April 30,
1999...............................         $  337
2000...............................            285
2001...............................             83
2002...............................              4
2003...............................              0
Thereafter.........................              0
                                             -----
Total future minimum lease payments         $  709
                                             -----
                                             -----

12. Stockholders' Equity

    The Company's Amended and Restated Certificate of Incorporation as in effect as of April 30, 1998, authorizes (i) 15,000,000 shares of preferred stock ("Preferred Stock") at par value of $0.01 and (ii) 75,000,000 shares of Common Stock at par value of $0.01 of which 12,500,000 shares have been designated as Class B Common Stock. No shares of Preferred Stock were outstanding at April 30, 1998. Holders of Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock have no voting rights. All holders of Common Stock and Class B Common Stock are entitled to receive dividends in the same amount per share.

    Pursuant to the Amended and Restated Certificate of Incorporation, outstanding shares of Class B Common Stock, upon any transfer of such shares by the holder thereof, will be automatically converted into a like number of shares of Common Stock, subject to adjustment upon certain events with respect to the Common Stock. In addition, holders of Class B Common Stock have the right to convert such shares to Common Stock at any time provided that after conversion the holder may not control more than 49% of the Common Stock.

    All outstanding shares of Convertible Preferred Stock were converted into Common Stock (20%) and Class B Common Stock (80%) on the date of the initial public offering during the fiscal year ended April 30, 1997. All outstanding shares of Class B Common Stock were converted into Common Stock on the date of the secondary public offering during the fiscal year ended April 30, 1998.

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

13. Stock Compensation Plans

 Stock Option Plan

    In May 1995, the Company adopted the Industri-Matematik International Corp. Stock Option Plan (the "U.S. Plan"). The U.S. Plan provides for grants of incentive stock options to key employees (including officers and employee directors) of the Companies and non-incentive stock options to members of the Company's Board of Directors, consultants and other advisors of the Company who are not employees. The maximum term for either form of option is ten years. A total of 3,000,000 shares of Common Stock were reserved for future issuance under the U.S. Plan, of which 1,706,519 are available for grant as of April
30, 1998.

    The Company's board of directors believes that all stock options were granted with an exercise price equal to the fair value of the Company's Common Stock on the date of the grant, based on the facts, circumstances and limitations existing at the time of their determinations.

The following is a summary of option transactions and exercise prices as it relates to the Company's U.S. Plan:

                                                                                                   Weighted
                                                                                                    Average
                                                           Shares           Price per share      Exercise Price
                                                       --------------       ---------------      --------------
                                     Granted             1,089,975            $2.00 - $6.00           $2.28
                                     Exercised                --
                                     Terminated           (150,000)           $2.00 - $6.00           $4.00
                                                       --------------
Outstanding at April 30, 1996                              939,975                $2.00               $2.00
                                                       --------------
                                                       --------------

                                     Granted               215,000           $7.875 - $9.00           $8.95
                                     Exercised             (35,500)               $2.00               $2.00
                                     Terminated            (75,000)               $2.00               $2.00
                                                       --------------
Outstanding at April 30, 1997                            1,044,475            $2.00 - $9.00           $3.43
                                                       --------------
                                                       --------------

                                     Granted               577,500           $11.06 - $31.22         $20.74
                                     Exercised            (618,484)           $2.00 - $9.00           $2.28
                                     Terminated           (363,993)          $2.00 - $20.38           $7.80
                                                       --------------
Outstanding at April 30, 1998                              639,498           $2.00 - $31.22          $17.68
                                                       --------------
                                                       --------------

Vested at April 30, 1998                                    42,999           $2.00 - $9.00            $7.86
                                                       --------------
                                                       --------------

The following table summarizes information concerning outstanding and exercisable options as of April 30, 1998:

                          Options Outstanding
---------------------------------------------------------------------------------
                                                 Weighted Average                         Options Exercisable
                              ---------------------------------------------------      ----------------------
                                                                                                       Weighted
                              Number of         Remaining Life                         Number of        Average
Range of Exercise Prices       Options            (Years)          Exercise Price       Options     Exercise Price
------------------------      ---------     ------------------     --------------      ---------    --------------

        $2.00                   26,998             7.01                 2.00             6,999          2.00
     7.88 to 11.13             227,500             8.51                 9.40            36.000          9.00
    15.38 to 22.25             100,000             9.48                19.50               --           0.00
    24.75 to 31.13             285,000             9.85                25.14               --           0.00
------------------------      ---------     ------------------     --------------      ---------    ---------
    $2.00 to 31.13             639,498             9.20                17.68            42,999          7.86
                              ---------                                                ---------
                              ---------                                                ---------

 Restricted Stock Program

    In May 1995, the Company instituted a restricted stock program pursuant to which shares of the Company's Common Stock were purchased by certain key employees of the Company's operating subsidiary in Sweden in exchange for nonrecourse promissory notes. The shares were issued through a wholly owned subsidiary of the Company, Software Finance Corporation ("SFC"). Principal on the promissory notes is due either nine or ten years after issuance with interest being due and payable annually.

    Under the Restricted Stock Program the total number of shares sold were 1,256,985 at a weighted average price of $2.09 per share for total proceeds of $2,626,000. During the fiscal year ended April 30, 1997, 49,995 shares sold pursuant to the Restricted Stock Program were repurchased from one shareholder for $237,476. During the fiscal year ended April 30, 1998, 325,000 shares were sold at a weighted average price of $14.38 per share for total proceeds of $4,672,000.

    Under the terms of the restricted stock program, SFC has an option to repurchase the shares issued to each employee provided it pays an annual option premium. The exercise price to be paid by SFC upon exercise of a purchase option is the fair market value, provided that if the option to purchase is exercised prior to the end of a stated period, then the exercise price is the initial purchase price for a percentage of the shares after the first anniversary of the option agreement, generally decreasing by 20% each subsequent year, as a result of which the exercise price is the fair market value. The annual option premium paid by SFC is at a rate substantially equal to the interest due on the non-recourse promissory note.

    The restricted stock shares are included within Common Stock and additional paid-in capital in Stockholders' equity while the non-recourse promissory notes are classified as a contra-account as notes receivable from Stockholders, and shown in Stockholders' equity. SFC has the right and obligation to apply against the payment of any principal due on the employee's promissory note any amounts payable by SFC to the recipient of the Shares as the exercise price under the Option Agreement. The Company has the ability to prevent the recipients from selling the purchased securities. The Company has not recognized any compensation expense in respect of the restricted stock in the statements of operations since the purchase price of the restricted stock did not differ from the estimated fair market value of the Common Stock on the date of issuance. The restricted stock shares issued under this program and dividends paid are subject to a pledge and security interest held by SFC.

  Employee Stock Purchase Plan

    Effective February 26, 1997, the Company adopted the Industri-Matematik International Corp. 1997 Employee Stock Purchase Plan ("ESPP") to provide eligible employees an opportunity to purchase shares of Company Common Stock at a discount from market value through payroll deductions and other contributions. 600,000 shares were reserved for purchase pursuant to the ESPP. The ESPP establishes purchase periods of up to 27 months and two 6-month accrual periods per calendar year commencing each January 1 and July 1. On the last day of each accrual period, participant account balances are used to purchase shares of Common Stock at the lesser of 85% of the fair market value of the Common Stock on such date or on the first day of the purchase period. No participant may purchase more than 500 shares in any accrual period Employees purchased 263,685 shares at an average price of $5.65 per share under the ESPP during the fiscal year ended April 30, 1998.

    As permitted by the provisions of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), the Company applies APB Opinion 25 "Accounting for

Stock Issued to Employees" and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the Company's stock options or for purchases under the Company's ESPP. If compensation cost for the Company's stock option plans and its ESPP had been determined based on the fair value at the grant dates as defined by FAS 123, the Company's pro forma net income and earnings per share would have been as follows:



                                                                            Years ended April 30,
                                                                       1996          1997         1998
                                                                   (in thousands, except per share data)
Net income            As reported............................       $ 1,750        $ 6,902      $ 9,393
                      Pro forma..............................         1,298          6,386        7,857

Net income per share  As reported............................       $  0.07        $  0.25      $  0.30
-assuming dilution    Pro forma..............................          0.05           0.23         0.25


    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the years ended April 30, 1996, 1997 and 1998:

                                     Years ended April 30,
                                    1996      1997     1998
                                   ------    ------   ------
Expected term.....................      5         5        5
Volatility factor.................  80.0%     80.0%    86.5%
Risk-free interest rate...........  6.20%     6.67%    5.89%
Dividend yield....................  0.00%     0.00%    0.00%
Fair value........................  $1.63     $6.43   $14.78

    Shares issued under the Company's ESPP were valued at the difference between the market value of the stock and the discounted purchase price of the shares on the date of purchase. The date of grant and the date of purchase coincide for this plan.

    The weighted average grant date fair value of options granted to employees under the ESPP was $2.19 during the year ended April 30, 1998.

14. Commitments and Contingencies

 Operating leases

    The Companies lease office facilities and certain office equipment under various noncancelable operating lease agreements.

    Aggregate future minimum lease payments under noncancelable operating leases are as follows as of April 30, 1998:


                                              Future minimum payments
    Fiscal Year Ending April 30,               on operating leases
                                                  (in thousands)
    1999......................................    $   3,412
    2000......................................        4,380
    2001......................................        3,584
    2002......................................        2,473



                                              Future minimum payments
    Fiscal Year Ending April 30,               on operating leases
                                                  (in thousands)
    2003......................................        2,334
    Thereafter................................        6,717
                                                   --------
    Total future minimum lease payments            $ 22,900
                                                   --------
                                                   --------


    Total rent expense under the leases was $973,000, $2,226,000, and $2,730,000 for the years ended April 30, 1996, 1997, and 1998, respectively.

 Litigation

    The Companies have not had a record of material disputes. The Companies are not a party to any litigation that would have a material adverse effect on their business, operating results, liquidity, or financial condition.

15. Relationship with Oracle

    In January 1997, the Company entered into a written agreement with Oracle pursuant to which the two companies agreed to market the Oracle Solution Suite incorporating the Company's System ESS software to potential customers in the consumer packaged goods industry. The agreement deals with development of component software, integration, marketing, and support. Pursuant to the written agreement, Oracle pays the Company specified percentages of the total fees that Oracle receives from the customer. The Company has the right to market System ESS to customers in the consumer packaged goods industry as a joint solution or in any manner which does not encompass all of the elements of the Oracle Solution Suite. In addition, outside of the scope of the Oracle Solution Suite, the Company and Oracle periodically enter into separate agent agreements with respect to a customer authorizing Oracle to license the Company's System ESS software to that customer. Pursuant to the agent agreements, Oracle pays to the Company a specified amount for the particular license. For the fiscal years ended April 30, 1996, 1997 and 1998, 58%, 63% and 53%, respectively, of the Company's license revenues and 24%, 35% and 39%, respectively, of the Company's total revenues was derived from customers introduced to the Company by Oracle.

16. Related Party Transactions

    The Companies had a consulting arrangement with a shareholder of the Company which expired on October 31, 1996. Pursuant to this arrangement, the shareholder received $306,000 and $228,000 from the Companies during the years ended April 30, 1996 and 1997, respectively.

    As of April 30, 1997, the Company had a short-term loan receivable with an employee of the Company in the amount of $100,000. The loan was repaid during the fiscal year ended April 30, 1998.

17. Geographic Information

    The Companies' operations are located primarily in the United States, Sweden, the United Kingdom, the Netherlands, Germany, Australia, and France.

    The following table sets forth information relating to revenues, income
(loss) from operations and identifiable assets by geographic location of subsidiaries:


                                                                   Year Ended April 30,
                                                          1996             1997             1998
                                                                       (in thousands)
Revenues:
  United States..................................      $ 12,805         $ 18,432         $ 35,832
  Sweden.........................................        25,439           35,629           50,221
  United Kingdom.................................         2,955            8,227            8,732
  Netherlands....................................            --               --            2,689
  Germany........................................            --               --            1,852
  France.........................................            --               --              555
  Australia......................................            --               --            1,244
  Interco. & Other...............................        (1,190)          (2,676)          (5,741)
                                                        -------          -------          -------
                                                       $ 40,009         $ 59,612         $ 95,384
                                                        -------          -------          -------
                                                        -------          -------          -------
Income (loss) from operations:
  United States..................................      $    214         $    747        $    (47)
  Sweden.........................................         1,098            4,938            8,857
  United Kingdom.................................            73            (234)              186
  Netherlands....................................            --            (295)                1
  Germany........................................            --               --              (8)
  France.........................................            --               --                0
  Australia......................................            --               --              (4)
  Interco. & Other...............................            --            (287)               89
                                                        -------          -------          -------
                                                       $  1,385         $  4,869         $  9,074
                                                        -------          -------          -------
                                                        -------          -------          -------
Identifiable assets:
  United States..................................                       $ 63,908         $164,363
  Sweden.........................................                         25,695           44,319
  United Kingdom.................................                          4,984            8,345
  Netherlands....................................                            156            3,402
  Germany........................................                             --            2,055
  France.........................................                             --              508
  Australia......................................                             --            1,781
  Discontinued Operations........................                             --               --
  Interco. & Other...............................                       (43,780)         (75,444)
                                                                         -------          -------
                                                                        $ 50,963         $149,329
                                                                         -------          -------
                                                                         -------          -------



    The Company's export sales are less than 10 percent of total revenue. The disclosure of export sales by geographic area, therefore, is not required according to SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." The following table is presented to show revenues by customer location:


                                                                   Year Ended April 30,
                                                          1996             1997             1998
                                                                     (in thousands)
Revenues:
  United States..................................      $ 18,212         $ 29,767         $ 53,545
  Sweden.........................................        13,516           11,536           13,519
  United Kingdom.................................         3,081            8,253            9,177
  Netherlands....................................            --               --            5,155
  France.........................................            --               --              987
  Other Europe...................................         3,249            4,064            6,672
  Asia/Pacific...................................         1,951            5,992            6,329
                                                        -------          -------          -------
                                                       $ 40,009         $ 59,612         $ 95,384
                                                        -------          -------          -------
                                                        -------          -------          -------



 Major customers

    For the years ended April 30, 1996 and 1997, the Companies had no single customers with sales comprising more than 10% of total revenues. For the year ended April 30, 1998, the Companies recorded revenues from one customer, Oracle, which comprised 15% of total revenues, comprising sales of integration services in connection with the Oracle Agreement referred to in Note 15 above.

18. Acquisition of Ceratina

    On April 24, 1997, the Company acquired all of the outstanding shares of Ceratina International AB ("Ceratina"), a Swedish-based warehouse management software company, for $1,025,000. This amount was paid in May 1997 and is, therefore, shown as other current liability at April 30, 1997. The Ceratina acquisition agreement provides that the Company will be required to pay additional consideration of $45,000 on the signing of each new license agreement for warehouse software. This provision applies to license agreements made from the date of the acquisition to April 30, 2000 and is limited to a total of $768,000. The Company estimates that it is more likely than not that approximately $384,000 will be required to be paid as additional consideration. The results of Ceratina have been combined with those of the Company since January 1, 1997.

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

    The results of operations of Ceratina are immaterial with respect to the Company as a whole.

19. Discontinued Operations

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

    The disposal of these business segments has been accounted for as discontinued operations in accordance with APB No. 30 and therefore, their operations have been separately presented in the consolidated financial statements. Revenues, cost of revenues, operating expenses, other income and expense and provisions for income taxes for the fiscal year 1996 and 1997 have been reclassified for amounts associated with the discontinued operations.

    Summary operating results associated with the discontinued operations of Pargon AB for the years ended April 30, 1996 and 1997 were as follows:


                                                                                 Year Ended April 30,
                                                                                 1996          1997
                                                                                   (in thousands)
Revenues..........................................................              $8,149        $6,783
                                                                                ------        ------
                                                                                ------        ------
Gross profit......................................................              $3,826        $3,836
                                                                                ------        ------
                                                                                ------        ------
Operating expenses................................................              $2,928        $2,906
                                                                                ------        ------
                                                                                ------        ------
Minority interest.................................................              $  275        $  424
                                                                                ------        ------
                                                                                ------        ------
Income (loss) from discontinued operations before
 income taxes ...................................................              $  590        $  519
Provision for income taxes........................................                263           145
                                                                                ------        ------
Income (loss) from discontinued operations after
 provision for income taxes.......................................             $  327        $  374
                                                                                ------        ------
                                                                                ------        ------



20. Quarterly Information (Unaudited)

  Summarized quarterly consolidated financial information for 1997 and 1998 is as follows:


                                                                        Quarter Ended
                             July 31,      Oct. 31,      Jan. 31,     April 30,     July 31,      Oct. 31,      Jan. 31,  April 30,
                               1996          1996          1997          1997         1997          1997          1998      1998
                                                            (in thousands, except per share data)
Total revenues               $9,217       $13,504       $15,611       $21,280      $15,706       $23,234       $26,952     $29,492
Gross profit                  3,943         6,706         9,381        14,170        8,038        13,513        15,896      14,292
Income (loss)
 from continuing
 operations                  (1,064)          184         2,201         4,107          630         3,190         4,141       1,432
Income (loss)
 from discontinued




                                                                        Quarter Ended
                             July 31,      Oct. 31,      Jan. 31,     April 30,     July 31,      Oct. 31,      Jan. 31,  April 30,
                               1996          1996          1997          1997         1997          1997          1998       1998
                                                            (in thousands, except per share data)
 operations                       2           263           109          --             --            --            --           --
Net income
 (loss)                      (1,062)          549         3,308         4,107          630         3,190         4,141        1,432
Net income (loss) per
 share-assuming
 dilution                     (0.04)         0.02          0.12          0.14         0.02          0.11          0.13         0.04
Weighted average
 number of
 shares-assuming
 dilution                    24,502        25,568        28,443        28,338       28,445        28,960        32,867       33,009


                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INDUSTRI-MATEMATIK INTERNATIONAL CORP.

July 28, 1998                        By: /S/ STIG G. DURLOW
                                          ----------------------------------
                                         Stig G. Durlow, Chairman, President,
                                         and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 28, 1998                            /S/ STIG G. DURLOW
                                          ----------------------------------
                                          Stig G. Durlow, Principal
                                          Executive Officer, Director

July 28, 1998                            /S/ LARS-GORAN PETERSON
                                          ----------------------------------
                                          Lars-Goran Peterson, Principal
                                          Financial and Accounting
                                          Officer

July 28, 1998                            /S/ JEFFREY A. HARRIS
                                          ----------------------------------
                                          Jeffrey A. Harris, Director

July 28, 1998                            /S/ WILLIAM H. JANEWAY
                                          ----------------------------------
                                          William H. Janeway, Director

July 28, 1998                            /S/ MARTIN LEIMDORFER
                                          ----------------------------------
                                          Martin Leimdorfer, Director

July 28, 1998                            /S/ GEOFFREY W. SQUIRE
                                          ----------------------------------
                                          Geoffrey W. Squire, Director