Form 10-Q
period 1998-07-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1998-09-14
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

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

                         901 Market Street
                       Wilmington, DE 19801
                (Address of principal executive offices)
                             (Zip Code)

Registrant's telephone number, including area code: (302)777-1608

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

Class:                                   Outstanding July 31, 1998:

Common Stock ($.01 par value)                      33,087,431 shares


                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                 (in thousands, except per share figures)

                                                7/31/98        04/30/98
                                              -----------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                  $34,878        $41,982
    Short-term investments                      69,384         69,416
    Accounts receivable, less allowance
      for doubtful accounts of $409
      and $210 at July 31, 1998 and
      April 30, 1998, respectively              24,416         24,289
    Contract receivables                         2,822          2,034
    Prepaid expenses                             2,301          2,824
    Income taxes receivable                        444            402
    Other current assets                           929            647
                                              --------       --------
  Total current assets                         135,174        141,594
                                              --------       --------
Non-current assets:
    Property and equipment, net                  5,599          5,011
    Deferred income taxes                        1,724              5
    Goodwill                                       947          1,002
    Other non-current assets                     1,756          1,717
                                              --------       --------
  Total non-current assets                      10,026          7,735
                                              --------       --------
Total Assets                                  $145,200       $149,329
                                              ========       ========

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities:
    Current portion of capital
     lease obligations                             243            274
    Current portion of notes payable               473            486
    Accounts payable                             1,852          2,439
    Accrued expenses and other
     current liabilities                         6,532          6,016
    Accrued payroll and employee benefits        4,412          5,938
    Deferred revenue                             6,595          5,962
                                              --------       --------
  Total current liabilities                     20,107         21,115
                                              --------       --------
Long-term liabilities:
    Capital lease obligations                      261            281
    Notes payable                                  734            840
    Accrued pension liability                    2,209          2,132
    Other long-term liabilities                    201            388
                                              --------       --------
  Total long-term liabilities                    3,405          3,641
                                              --------       --------
     Total liabilities                         $23,512        $24,756
                                              ========       ========
Shareholders' equity:
    Common Stock; voting, $.01 par
     value; 62,500,000 shares authorized;
     33,087,431 and 32,917,552 shares
     issued and outstanding at July 31,
     1998, and April 30, 1998, respectively         331            329
    Additional paid-in capital                  128,938        127,886
    Retained earnings                             1,505          5,287
    Other comprehensive income:
     Cumulative translation adjustment           (2,583)        (2,426)
    Note receivable from stockholders            (6,503)        (6,503)
                                               --------       --------
       Total shareholders' equity               121,688        124,573
                                               --------       --------
Total Liabilities and Shareholders' equity     $145,200       $149,329
                                               ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                    INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)


                                                   THREE MONTHS ENDED
                                                07/31/98       07/31/97
                                              -----------     ----------
Revenues:
    Licenses                                    $4,355        $ 5,791
    Service and maintenance                     18,851          9,784
    Other                                          286            131
                                               -------        -------
      Total revenues                            23,492         15,706
                                               -------        -------
Cost of revenues:
    Licenses                                       204             88
    Service and maintenance                     15,067          7,495
    Other                                          124             85
                                              --------        -------
      Total cost of revenues                    15,395          7,668
                                              --------        -------
Gross profit                                     8,097          8,038
                                              --------        -------
Operating expenses:
    Product development                          5,241          2,516
    Sales and marketing                          6,312          3,720
    General and administrative                   3,377          1,390
                                              --------        -------
      Total operating expenses                  14,930          7,626
                                              --------        -------
Income (loss) from operations                   (6,833)           412

Other income (expense):
    Interest income                              1,441            240
    Interest expense                               (40)           (15)
    Miscellaneous expense                          (43)           (65)
                                               -------        -------
Income (loss) before income taxes               (5,475)           572
Benefit for income taxes                        (1,693)           (58)

Net income (loss)                             $ (3,782)       $   630
                                               =======        =======
Net income (loss) per share                   $  (0.11)       $  0.02
                                               =======        =======
Net income (loss) - assuming dilution         $  (0.11)       $  0.02
                                               =======        =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)

                                                   THREE MONTHS ENDED
                                                 07/31/98      07/31/97
                                                ----------    ----------
Cash flows from operating activities:
Net income (loss)                             $ (3,782)       $   630
Adjustments to reconcile net income
 (loss) to net cash provided by operating
   activities:
  Depreciation and amortization                    688            398
  Provision for doubtful accounts                  199              0
  Deferred income taxes                         (1,724)           (73)
  Accrued interest on short term investments      (366)             0
  Loss on disposal of property and equipment         0             15
  Changes in operating assets
  and liabilities:
     Accounts receivable                          (458)         7,960
     Contract receivables and
      prepaid expenses                            (314)           410
     Income taxes                                  (45)           (64)
     Other assets                                 (349)           (82)
     Accounts payable                             (607)          (238)
     Accrued expenses and other
      current liabilities                          624            302
     Accrued payroll, employee benefits,
      and deferred revenue                        (766)          (646)
     Accrued pension liability                     136            124
                                               -------        -------
Net cash provided by (used in)
 operating activities                           (6,764)         8,736
                                               =======        =======
Cash flows from investing activities:
  Purchase of short-term investments           (69,018)        (9,888)
  Proceeds from sale of short-term
    investments                                 69,416          9,952
  Additions to property and equipment           (1,246)          (649)
  Payment for Ceratina                            (178)        (1,025)
  Proceeds from sale of property and
   equipment                                         0              4
  Proceeds from sale of other shares                 1              0
  Collection of notes receivable                     0            211
                                               -------        -------
Net cash flows used in investing
  activities                                    (1,025)        (1,395)
                                               =======        =======

Cash flows from financing activities:
  Payments on notes payable                       (118)             0
  Principal payments on capital
   lease obligations                               (73)           (89)
  Issuance of common stock                       1,053            547
  Other                                           (118)           (97)
                                               -------        -------
Net cash flows provided by
  financing activities                             744            361
                                               =======        =======
Translation differences on cash and
 cash equivalents                                  (59)           (64)
                                               -------        -------
Net increase (decrease) in cash and
 cash equivalents                             $ (7,104)      $  7,638

Cash and cash equivalents at beginning
 of period                                    $ 41,982       $  9,023
Cash and cash equivalents at end               -------        -------
 of period                                    $ 34,878       $ 16,661
                                               =======        =======
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
     Interest                                 $     62        $    34

     Income taxes                             $     77        $   165

The accompanying notes are an integral part of the condensed consolidated financial statements.

         INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regula-

tions of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjust-

ments) considered necessary for a fair presentation of the Company's financial condition at April 30, 1998 (audited), and July 31, 1998 (unaudited), and the results of operations and cash flows for the three months ended July 31, 1997 and 1998. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as presented in its Annual Report on Form 10-K for the fiscal year ended April 30, 1998. Results of operations and cash flows for the period ended July 31, 1998, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 1999, or any other future period.

2.  Revenue Recognition

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has adopted SOP 97-2 and the adoption has not had an impact on its current revenue policies.

3.  Comprehensive Income (Loss)

    Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income (loss) was ($3,939,000) and $486,000 for the three months ended July 31, 1998, and July 31, 1997, respectively. Total comprehensive income (loss) includes net income (loss) and currency translation adjustments.

4.  Net Income (Loss) per Share

    Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No.128, "Earnings per Share". For each of the periods presented, net income (loss) per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net income (loss) per share-assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computation of net income (loss) per share-assuming dilution for the three months ended July 31, 1998, does not assume the exercise of stock options since the effect would be antidilutive as a result of the loss for that period.

    For each of the periods presented, net income (loss) available to common shareholders (the numerator) used in the computation of net income
(loss) per share was the same as the numerator used in the computation of net income (loss) per share-assuming dilution. A reconciliation of the denominators used in the computations of net income (loss) per share and net income (loss) per share-assuming dilution is a follows:

                                           Three months ended
                                                  July 31,
                                       --------------------------
                                            1998           1997
                                        -----------     ----------
Weighted average shares
outstanding                              32,975,576      27,763,972
Effect of dilutive stock options                  -         681,803
                                         ----------      ----------
Adjusted weighted average
shares outstanding assuming dilution     32,975,576      28,445,775
                                         ==========      ==========

5.  Accrued Expenses and Other Current Liabilities

                                      July 31, 1998   April 30, 1998
                                        ----------      ---------
                                        (unaudited)
                                                      (in thousands)
Accrued purchases                         $ 2,322         $ 1,799
Accrued consultancy                         1,893           2,133
Accrued pension taxes                         517             451
Employee withholding taxes                    891             601
Value-added tax                               234             431
Income tax payable                            115             115
Other                                         560             486
                                           ------          ------
                                          $ 6,532         $ 6,016
                                           ======          ======

6.  Accrued Payroll and Employee Benefits

                                      July 31, 1998   April 30, 1998
                                        ----------      ---------
                                        (unaudited)
                                                       (in thousands)
Accrued commissions                       $   242         $   636
Accrued payroll taxes                       1,068           1,030
Accrued vacation pay                        1,379           1,528
Accrued salaries and bonus                 1,101           1,708
Accrued pension expenses                     357             365
Accrued expenses ESPP                        265             671
                                           ------          ------
                                          $ 4,412         $ 5,938
                                           ======          ======

7.  Income Taxes

    For the three month periods ended July 31, 1997 and 1998, a deferred tax asset was recognized relating to the Company's net operating loss for the period. At July 31, 1998, the Company had approximately $2.2 million of gross deferred tax assets. During the three month periods ended July 31, 1997, the Company reduced its valuation allowance relating to its net operating loss carryforwards based upon positive evidence indicating an increased likelihood of the utilization of such net operating loss carry-

forwards in offsetting future tax expense. Estimated future earnings necessary to fully realize the net deferred tax asset are $7.1 million. Such earnings are forecasted to be realized by the next fiscal year. There can be no assurance that future earnings, if any, will meet currently forecasted levels; however it is management's opinion that the realization of such earnings in the future is more likely than not.

8.  Stock Plans

    Under the Industri-Matematik International Corp. Stock Option Plan, 463,000 options were granted during the three months ended July 31, 1998 (Of these options, 275,000 were issued in replacement of options which had been granted in a prior period at a higher exercise price.) All options were issued at an exercise price equal to the closing market price on the date of grant. During the same period, 158,879 shares were issued pursuant to the Employee Stock Purchase Plan.

         INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this Report generally. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998, which is incorporated herein by reference. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

OVERVIEW

The Company develops, markets, and supports client/server application software that enables manufacturers, distributors, wholesalers, and third-party logistics companies to manage more effectively the supply chain. Supply chain management encompasses the execution of multiple customer-centric order fulfillment processes, including order management, pricing and sourcing, warehouse management, transportation management, and demand chain planning. The Company's principal product, System ESS, has been designed specifically to meet complex or high-volume supply chain manage-

ment requirements of medium and large manufacturers, distributors, whole-

salers, and third-party logistics companies. System ESS allows customers to leverage the value of their existing systems by integrating with legacy and new client/server manufacturing, advanced planning, and financial management systems.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.



                                         Three Months Ended
                                              July 31,
                                          1998         1997
                                         ------       ------
Revenue
  Licenses                                  18.6%       36.9%
  Services and maintenance                  80.2        62.3
  Other                                      1.2         0.8
                                           -----       -----
      Total revenues                       100.0       100.0
                                           -----       -----
Cost of revenues:
  Licenses                                   0.9         0.6
  Services and maintenance                  64.1        47.7
  Other                                      0.5         0.5
                                           -----       -----
      Total Cost of revenues                65.5        48.8
                                           -----       -----
      Gross profit                          34.5        51.2
                                           -----       -----
Operating expenses:
  Product Development                       22.3        16.0
  Sales and marketing                       26.9        23.7
  General and administrative                14.4         8.9
                                           -----       -----
      Total Operating expenses              63.6        48.6
                                           -----       -----
Income (loss) from operations              (29.1)        2.6
                                           -----       -----
Other income (expenses):
  Interest income                            6.2         1.5
  Interest expense                          (0.2)       (0.1)
  Miscellaneous expense                     (0.2)       (0.4)
                                           -----       -----
Income (loss) before income taxes          (23.3)        3.6
Benefit for income taxes                    (7.2)       (0.4)
                                           -----       -----
Net income (loss)                          (16.1)%       4.0%
                                           =====       =====
REVENUES

The Company's revenues consist of software license revenues, service and maintenance revenues, and other revenues. Software license revenues consist of sales of software licenses which are recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remain outstanding, amounts are due within one year, and collection is considered probable by management. Service revenues are derived from fees for consulting, training, and client-specific development services and are recognized as services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial license sales and subsequently renewed. Maintenance revenues are recognized ratably over the term of the main-

tenance period. Payments for maintenance fees are generally made in advance. Other revenues are primarily third-party hardware sales necessary to help certain customers implement System ESS.

Total revenues increased 49.6% to $23.5 million in the quarter ended
July 31, 1998, from $15.7 million in the quarter ended July 31, 1997. The Company currently derives substantially all of its revenues from System ESS licenses and related service and maintenance. As a result of the Company's dependence on the continued market acceptance of System ESS, there can be no assurance that total revenues will continue to grow at the rates experienced in prior periods, if at all.

SOFTWARE LICENSE REVENUES. Revenues from software licenses decreased 24.8% to $4.4 million in the quarter ended July 31, 1998, from $5.8 million in the quarter ended July 31, 1997. The decrease in software license revenues was due primarily to sales delays associated with rebuilding the Company's United States sales force.

SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance increased 92.7% to $18.9 million in the quarter ended July 31, 1998, from $9.8 million in the quarter ended July 31, 1997. The increase in the absolute dollar amount of service and maintenance revenues was related primarily to an increase in the number of System ESS licenses sold during fiscal 1998 and a significant expansion of the Company's consulting organization in the United States and Europe. Service and maintenance revenues as a percentage of total revenues increased to 80.2% in the quarter ended July 31, 1998, from 62.3% in the quarter ended July 31, 1997, as a result of the decrease in software license revenues.

OTHER REVENUES. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues increased 118.3% to $286,000 in the quarter ended July 31, 1998, from $131,000 in the quarter ended July 31, 1997. Other revenues as a percentage of total revenues increased to 1.2% in the quarter ended July 31, 1998, from 0.8% in the quarter ended July 31, 1997.

COST OF REVENUES

COST OF SOFTWARE LICENSE REVENUES. Cost of license revenues consists primarily of license fees paid with respect to third-party software included with the licenses of System ESS, and, occasionally, the cost of third-party complementary software that is licensed together with System ESS without being an integral part of System ESS. Cost of software license revenues was $204,000 and $88,000 in the quarters ended July 31, 1998 and July 31, 1997, representing 4.7% and 1.5% of software license revenues, respectively. The increase in cost of software license revenues for the quarter ended July 31, 1998, compared to the same quarter in 1997 both in absolute dollar amount and as a percentage of software license revenues was due primarily to the increasing use of embedded third-party software sub-

licensed as part of System ESS.

COST OF SERVICE AND MAINTENANCE REVENUES. Cost of services and maintenance revenues consists primarily of costs associated with consulting, implemen-

tation, and training services and, occasionally, the use by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of service and maintenance revenues also includes the cost of providing software maintenance to customers, such as telephone hotline support.

Cost of service and maintenance revenues was $15.1 million and $7.5 million in the quarters ended July 31, 1998, and July 31, 1997, representing 79.9% and 76.6% of service and maintenance revenues, respectively. The increase in cost of services and maintenance revenues in absolute dollar amounts was primarily due to the extensive build-up of the Company's consulting organization, and the increase in the cost of service and maintenance revenues as a percentage of service and maintenance revenues was mainly attributable to extended use of subcontractors.

COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $124,000 and $85,000 in the quarters ended July 31, 1998, and July 31, 1997, representing 43.4% and 64.9% of other revenues, respectively.

PRODUCT DEVELOPMENT. Product development expenses were $5.2 million and $2.5 million in the quarters ended July 31, 1998, and July 31, 1997, representing 22.3% and 16.0% of total revenues, respectively. The increase in product development expenses was primarily due to an increase in the number of product development personnel and other related costs incurred in connection with a considerable expansion of the Company's product development department and the extensive use of subcontractors in the development of version 5.2 of System ESS which was completed in August 1998. The Company expects that the dollar amount of product development expenses will continue at the current level as the Company continues to invest in developing new applications, product enhancements, and localization and translation of System ESS, although subcontractors will be used to a lesser extent.

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

SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $6.3 million and $3.7 million in the quarters ended July 31, 1998, and July 31, 1997, representing 26.9% and 23.7% of total revenues, respectively. The increase in sales and marketing expenses in absolute dollar amount and as a percentage of total revenues was primarily due to increased staffing as the Company has expanded its partner, marketing, and product development organization as well as its direct sales force. The Company expects to continue to increase its sales and marketing expenses in absolute dollar amounts in order to expand its international sales operations and to enter into new vertical markets.

GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other require-

ments. General and administrative expenses were $3.4 million and 1.4 million in the quarters ended July 31, 1998, and July 31, 1997, representing 14.4% and 8.9% of total revenues, respectively. The increase in the absolute dollar amount of general and administrative expenses was primarily the result of increased staffing of human resources and internal systems administration associated with the growth of the Company's business. Additionally, the Company expensed an amount equal to one years' rent relating to two United Kingdom offices that the Company vacated in order to consolidate its United Kingdom operations in a single location. The Company expects that general and administrative expenses both in absolute dollars and as a percentage of total revenue will decrease for the remainder of fiscal 1999.

OTHER INCOME (EXPENSE)

Other income (expense) comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $1.4 million and $240,000 in the quarters ended July 31, 1998, and July 31, 1997, representing 6.2% and 1.5% of total revenues, respectively. The increase was due to the Company's investment of a portion of the proceeds of its secondary public offering in short-term investments and interest-bearing accounts. Interest expenses were $40,000 and $15,000 in the quarters ended July 31, 1998, and July 31, 1997, representing 0.2% and 0.1% of total revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1998, the Company had $115.1 million of working capital, including $34.9 million in cash and cash equivalents and $69.4 million in short-term investments, as compared to $120.5 million of working capital as of April 30, 1998, including $42.0 million of cash and cash equivalents and $69.4 in short-term investments.

Accounts receivable increased to $24.4 million at July 31, 1998, from $24.3 million at April 30, 1998, and the average days' sales outstanding, includ-

ing contract receivables, was 104 days for the quarter ended July 31, 1998, as compared to 78 days for the year ended April 30, 1998. The increase in average days' sales outstanding was primarily due to certain license agree-

ments being closed late in the quarter or subject to payment plans.

The Company believes that existing cash and cash equivalent balances, short-term investments, available borrowings under the revolving credit agreement, and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

YEAR 2000

     The Company's System ESS is Year 2000 compliant; when used before as well as for a significant period after January 1, 2000, System ESS can with retained functionality store, process, and receive date and time data for periods before and after the turn of the century if correct date and time data are inputted. In addition, the Company has taken steps required to make its internal management information systems Year 2000 compliant.
The Company does not anticipate any material adverse affect upon its business, operating results, or financial condition with respect to a Year 2000 issue.

                  PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended July 31, 1998.

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


DATE: September 14, 1998