Form 10-Q
period 1998-10-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1998-12-15
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

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

                         901 Market Street
                            Suite 475
                       Wilmington, DE 19801
                (Address of principal executive offices)
                            (Zip Code)

Registrant's telephone number, including area code:(302) 777-1608

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

Class:                                   Outstanding October 31, 1998:

Common Stock ($.01 par value)                      32,009,931 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except per share figures)

                                             10/31/98          4/30/98
                                            -----------     -----------
                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                $ 7,849        $41,982
    Short-term investments                    74,650         69,416
    Accounts receivable, less allowance
      for doubtful accounts of $1,131
      and $210 at October 31, 1998 and
      April 30, 1998, respectively            33,754         24,289
    Contract receivables                       2,361          2,034
    Prepaid expenses                           2,276          2,824
    Income taxes receivable                      643            402
      Other current assets                       750            647
                                             -------        -------
          Total current assets               122,283        141,594
                                             -------        -------
Non-current assets:
     Property and equipment, net               7,201          5,011
     Deferred income taxes                     7,192              5
     Goodwill                                    933          1,002
     Other non-current assets                  1,650          1,717
                                              ------         ------
          Total non-current assets            16,976          7,735
                                              ------         ------
Total Assets                                $139,259       $149,329
                                             =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital
       lease obligations                     $   190        $   274
     Current portion of notes payable            463            486
     Accounts payable                          3,496          2,439
     Accrued expenses and other
       current liabilities                    13,159          6,016
     Accrued payroll and employee benefits     6,081          5,938
     Deferred revenue                          6,575          5,962
                                              ------         ------
          Total current liabilities           29,964         21,115
                                              ------         ------
Long-term liabilities:
     Capital lease obligations                   169            281
     Notes payable                               624            840
     Accrued pension liability                 2,382          2,132
     Other long-term liabilities                 204            388
                                              ------         ------
     Total long-term liabilities               3,379          3,641
                                              ------         ------
          Total liabilities                   33,343         24,756

Shareholders' equity:
     Common Stock; voting, $.01 par value;
     62,500,000 shares authorized;
     32,009,931 and 32,917,552 shares
     issued and outstanding at
     October 31, 1998 and April 30,
     1998, respectively                          320            329
    Additional paid-in capital               124,077        127,886
    Retained earnings (deficit)               (9,451)         5,287
    Cumulative translation adjustment         (2,527)        (2,426)
    Notes receivable from stockholders        (6,503)        (6,503)
                                             -------        -------
       Total shareholders' equity            105,916        124,573
                                             -------        -------
Total Liabilities and Shareholders' equity  $139,259       $149,329
                                            ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                    INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)
                                                THREE MONTHS ENDED
                                          10/31/98           10/31/97
                                       ---------------   ----------------
Revenues:
    Licenses                              $ 5,984            $10,036
    Service and maintenance                16,974             13,025
    Other                                     380                173
                                          -------            -------
      Total revenues                       23,338             23,234
                                          -------            -------
Cost of revenues:
    Licenses                                  223                193
    Service and maintenance                22,447              9,439
    Other                                     106                 89
                                          -------            -------
      Total cost of revenues               22,776              9,721
                                          -------            -------
      Gross profit                            562             13,513
                                          -------            -------
Operating expenses:
    Product development                     8,113              2,875
    Sales and marketing                     6,987              4,685
    General and administrative              3,062              2,142
                                          -------            -------
      Total operating expenses             18,162              9,702
                                          -------            -------
Income (loss)from operations              (17,600)             3,811
                                          -------            -------

Other income (expense):
    Interest income                         1,304                267
    Interest expense                          (35)               (20)
    Miscellaneous income (expense)             72                (34)
                                          -------            -------
Income (loss) before income taxes         (16,259)             4,024
Provision (benefit) for income taxes       (5,303)               834
                                          -------            -------
Net income (loss)                         (10,956)           $ 3,190
                                          =======            =======
Net income (loss) per share               $  (0.33)          $  0.11
                                           =======           =======
Net income (loss) per share -
     assuming dilution                    $  (0.33)          $  0.11
                                           =======           =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)
                                                SIX MONTHS ENDED
                                          10/31/98           10/31/97
                                       ---------------   ---------------
Revenues
    Licenses                                $ 10,339        $ 15,827
    Service and maintenance                   35,825          22,809
    Other                                        666             304
                                             -------         -------
      Total revenues                          46,830          38,940
                                             -------         -------
Cost of revenues:
    Licenses                                     427             281
    Service and maintenance                   37,514          16,934
    Other                                        230             174
                                             -------         -------
      Total cost of revenues                  38,171          17,389
                                             -------         -------
Gross profit                                   8,659          21,551
                                             -------         -------
Operating expenses:
    Product development                       13,354           5,391
    Sales and marketing                       13,299           8,405
    General and administrative                 6,439           3,532
                                             -------         -------
      Total operating expenses                33,092          17,328
                                             -------         -------
Income (loss) from operations                (24,433)          4,223
                                             -------         -------
Other income (expense):
    Interest income                            2,745             507
    Interest expense                             (75)            (35)
    Miscellaneous income (expense)                29             (99)
                                             -------         -------
Income (loss) before income taxes            (21,734)          4,596
Provision (benefit) for income taxes          (6,996)            776
                                             -------         -------
Net income (loss)                            (14,738)          3,820
                                             =======         =======
Net income (loss) per share                     (.45)        $  0.14
                                             =======         =======
Net income (loss) per share -
     assuming dilution                          (.45)        $  0.13
                                             =======         =======

The accompanying notes are an integral part of the condensed consolidated financial statements.


                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)
                                                 SIX MONTHS ENDED
                                              10/31/98       10/31/97
                                            -----------     -----------
Cash flows from operating activities:
Net income (loss)                             $ (14,738)       $ 3,820

Adjustments to reconcile net income
 (loss) to net cash provided by operating
 activities:
    Depreciation and amortization                 1,414            859
    Provision for doubtful accounts                 935           (167)
    Deferred income taxes                        (7,092)           657
    Accrued interest on short-term investments     (336)             0
    Loss on disposal of property and equipment        6             20
    Changes in operating assets and liabilities:
      Accounts receivable                       (10,288)         7,663
      Accrued receivables and prepaid expenses      248             62
      Income taxes                                 (221)          (258)
      Other assets                                  (41)             0
      Accounts payable                            1,015           (150)
      Accrued expenses and other
        current liabilities                       7,159          1,316
      Accrued payroll, employee benefits
        and deferred revenue                        749            183
      Accrued pensions liability                    271            259
                                                -------        -------
Net cash flows provided by (used in)
   operating activities                         (20,919)        14,264
                                                -------        -------
Cash flows from investing activities:
      Purchase of short-term investments       (143,333)       (17,250)
      Proceeds from sale of short-term
        investments                             138,435         19,840
      Additions to property and equipment        (3,522)        (1,493)
      Payment for Ceratina                         (178)        (1,025)
      Proceeds from sale of property
        and equipment                                46          1,364
      Proceeds from sale of other shares              1              0
      Collection of notes receivable                  0            361
                                                -------        -------
Net cash flows provided by (used in)
   investing activities                          (8,551)         1,797
                                                -------        -------
Cash flows from financing activities:
      Payment on notes payable                     (239)             0
      Principal payments on capital
        lease obligations                          (196)          (179)
      Issuance of Common Stock                    1,053            678
      Repurchase of Common Stock                 (4,871)             0
      Other                                        (411)          (118)
                                                -------        -------
Net cash flows provided by (used in)
   financing activities                          (4,664)           381
                                                -------        -------
Translation differences on cash and
   cash equivalents                                   1             99
                                                -------        -------
Net increase (decrease) in cash and cash
   equivalents                                 $(34,133)       $16,541
                                                =======        =======
Cash and cash equivalents at beginning
 of period                                     $ 41,982        $ 9,023
Cash and cash equivalents at end                -------        -------
 of period                                       $7,849        $25,564
                                                -------        -------
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
      Interest                                  $   120        $    69
      Income taxes                              $   481        $   313

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at April 30, 1998 (audited), and October 31, 1998 (unaudited), the results of operations for the three and six months ended October 31, 1997, and 1998, and the cash flows for the six months ended October 31, 1997, and 1998. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998. Results of operations and cash flows for the periods ended October 31, 1998, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 1999, or any other future period.

2.  Revenue Recognition

    In October 1997, the American Institution of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has adopted SOP 97-2 as of May 1, 1998, and the adoption has not had an impact on its current revenue policies.

3.  Comprehensive Income (Loss)

    Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income (loss) was ($10,900,000)and $3,273,000 for the three months ended October 31, 1998, and October 31, 1997, respectively. Total comprehensive income (loss) was ($14,839,000) and $3,759,000 for the six months ended October 31, 1998, and October 31, 1997, respectively. Total comprehensive income includes net income (loss) and currency translation adjustments.

4.  Net Income (Loss) per Share

    Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For each of the periods presented, net income (loss) per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net income (loss) per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computation of net income
(loss) per share - assuming dilution for the three and six month periods ended October 31, 1998, does not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for those periods.

    For each of the periods presented, income available to common shareholders (the numerator) used in the computation of net income (loss) per share was the same as the numerator used in the computation of net income (loss) per share - assuming dilution. A reconciliation of the denominators used in the computations of net income (loss) per share and net income (loss) per share - assuming dilution is as follows:


                          Three months ended             Six months ended
                             October 31,                    October 31,
                        -----------------------       ------------------------
                           1998        1997               1998          1997
                        ---------     ---------        ----------     ---------
Weighted average
shares outstanding      32,873,871   28,244,145       32,924,724     28,004,059
Effect of dilutive
stock options                    -      715,982                -        698,892
                         ---------    ---------        ---------      ---------
Adjusted weighted
average shares
outstanding assuming
dilution               32,873,871    28,960,126       32,924,724     28,702,951
                       ==========    ==========       ==========     ==========

5.  Accrued Expenses and Other Current Liabilities

                              October 31, 1998    April 30, 1998
                              ----------------    --------------
                                (unaudited)
                                        (in thousands)
Accrued purchases                 $5,697               $1,799
Accrued consultancy                  395                2,133
Accrued pension taxes                741                  451
Employee withholding taxes           668                  601
Value-added tax                      335                  431
Income tax payable                   115                  115
Other                              5,208                  486
                                  ------               ------
                                 $13,159               $6,016
                                  ======               ======

Substantially all of the amount set forth under "Other" in the chart above with respect to October 31, 1998, constitutes project reserves consisting of charges to be incurred bringing projects to implementation, some of which will not be billed and some of which will be billed at a discount.


6.  Accrued Payroll and Employee Benefits

                              October 31, 1998      April 30, 1998
                              ----------------      --------------
                                 (unaudited)
                                        (in thousands)
Accrued commissions               $  842               $  636
Accrued payroll taxes              1,070                1,030
Accrued vacation pay               1,449                1,528
Accrued salaries and bonus         1,664                1,708
Accrued pension expenses             372                  365
Accrued expenses ESPP                684                  671
                                  ------               ------
                                  $6,081               $5,938
                                  ======               ======

7.  Income Taxes

    For the three and six month periods ended October 31, 1998, a deferred tax asset was recognized relating to the Company's net operating loss for the periods. At October 31, 1998, the Company had approximately $8.2 million of gross deferred tax assets. During the three and six month periods ended October 31, 1997, the Company reduced its valuation allowance relating to its net operating loss carryforwards based upon positive evidence indicating an increased likelihood of the utilization of such net operating loss carryforwards in offsetting future tax expense. The valuation allowance was eliminated in the first quarter of fiscal 1999. Estimated future earnings necessary to fully realize the net deferred tax asset are $25.3 million. Such earnings are forecasted to be realized by the next two fiscal years. There can be no assurance that future earnings, if any, will meet currently forecasted levels, however it is management's opinion that the realization of such earnings in the future is more likely than not.

8.  Stock Option Plans

    Under the Industri-Matematik International Corp. Stock Option Plans, 2,291,500 options were granted during the six months ended October 31, 1998. (Of these options, 275,000 were issued in replacement of options which had been granted in a prior period at a higher exercise price.) All options were issued at an exercise price equal to or above the closing market price on the date of grant. During the same period, 158,879 shares were issued pursuant to the Employee Stock Purchase Plan.

9.  Subsequent Events.

     In November, 1998, a licensee of System ESS (pursuant to a license agreement with a Company partner) which is indebted to the Company for integration services initiated an arbitration seeking cancellation of its indebtedness and a refund of prepaid support fees and the license revenue. Management believes that it will collect its outstanding indebtedness and have no obligation to refund any moneys to this licensee.

PAGE

ITEM 2.
                 INDUSTRI-MATEMATIK INTERNATIONAL COPR.
                            AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this Report generally. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, uncertainties regarding continued market acceptance of the Company's products, delays in the introduction of new product enhancements, hiring, training, and retaining a rapidly increasing level of employees, and risks associated with managing the Company's rapid growth, as well as those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998, which are incorporated herein by reference. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

OVERVIEW

    The Company develops, markets, and supports client/server application software that enables manufacturers, distributors, wholesalers, and third-party logistics companies to manage more effectively the supply chain. Supply chain management encompasses the execution of multiple customer-centric order fulfillment processes, including order management, pricing and sourcing, warehouse management, transportation management, and demand chain planning. The Company's principal product, System ESS(R), has been designed specifically to meet complex or high-volume supply chain management requirements of medium and large manufacturers, distributors, wholesalers, and third-party logistics companies. System ESS allows cus-

tomers to leverage the value of their existing systems by integrating with legacy and new client/server manufacturing, advanced planning, and financial management systems.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                              Six  Months Ended           Three Months Ended
                                  October 31,                 October 31,
                               1998        1997            1998         1997
Revenues:
  Licenses                     22.1 %      40.6 %          25.7 %       43.2 %
  Services and maintenance     76.5        58.6            72.7         56.1
  Other                         1.4         0.8             1.6          0.7
                             -------      -------         -------      -------
     Total revenues           100.0       100.0           100.0         100.0

Cost of revenues:
  Licenses                      0.9         0.7             1.0          0.8
  Services and maintenance     80.1        43.5            96.2         40.6
  Other                         0.5         0.4             0.4          0.4

     Total cost of revenue     81.5        44.6            97.6         41.8
                              -------      ------          ------       ------
     Gross profit              18.5        55.4             2.4         58.2
                              -------      ------          ------       ------

Operating expenses:
  Product Development          28.5        13.8            34.8         12.4
  Sales and marketing          28.4        21.6            29.9         20.2
  General and administrative   13.8         9.1            13.1          9.2
                              -------     -------         ------       ------
     Total operating
     expenses                  70.7        44.5            77.8         41.8
                             -------      ------          ------      -------
Income (loss) from
  operations                  (52.2)       10.9           (75.4)        16.4
                             -------      -------         -------      -------
Other income (expense):
  Interest income               5.9         1.4             5.6          1.1
  Interest expense             (0.2)       (0.1)           (0.1)        (0.1)
  Miscellaneous
   income (expense)             0.1        (0.3)            0.3         (0.1)
                             -------      -------         -------      -------
Income (loss) before
  income taxes                (46.4)       11.9           (69.6)        17.3
Provision (benefit)
  for income taxes            (14.9)        2.0           (22.7)         3.6
                             -------      -------         -------      -------
Net income (loss)             (31.5)  %     9.9  %        (46.9) %      13.7 %
                             =======      =======         =======      =======
REVENUES

    The Company's revenues consist of software license revenues, service and maintenance revenues, and other revenues. Software license revenues consist of sales of software licenses which are recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remain outstanding and collection is considered probable by management. Service revenues are derived from fees for consulting, training, and client-specific development services and are recognized as services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance. Other revenues are primarily third-party hardware sales necessary to help certain customers implement System ESS.

    Total revenues increased 0.4% to $23.3 million in the quarter ended October 31, 1998, from $23.2 million in the quarter ended October 31, 1997. In the first six months of fiscal 1999, total revenues increased 20.3% to $46.8 million from $38.9 million in the first six months of fiscal 1998. The Company currently derives substantially all of its revenues from System ESS licenses and related service and maintenance. As a result of the Company's dependence on the continued market acceptance of System ESS, there can be no assurance that total revenues will continue to grow at the rates experienced in prior periods, if at all.

    SOFTWARE LICENSE REVENUES. Revenues from software licenses decreased 40.4% to $6.0 million in the quarter ended October 31, 1998, from $10.0 million in the quarter ended October 31, 1997. In the first six months of fiscal 1999, revenues from software licenses decreased 34.7% to $10.3 million from $15.8 million in the first six months of fiscal 1998. The decrease in software license revenues was due primarily to sales delays associated with the re-building and training the United States direct sales force which took place, and was substantially completed, in the last two quarters.

    SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance increased 30.3% to $17.0 million in the quarter ended October 31, 1998, from $13.0 million in the quarter ended October 31, 1997. In the first six months of fiscal 1999, revenues from service and maintenance increased 57.1% to $35.8 million from $22.8 million in the first six months of fiscal 1998. The increase in the absolute dollar amount of service and maintenance revenues was related primarily to an increase in the number of System ESS licenses sold during fiscal 1998 and a significant expansion of the Company's consulting organization in the United States and Europe. Service and maintenance revenues as a percentage of total revenues increased to 72.7% in the quarter ended October 31, 1998, from 56.1% in the quarter ended October 31, 1997, and increased to 76.5% in the first six months of fiscal 1999 from 58.6% in the first six months of fiscal 1998, as a result of the continued build-up of the services organization and the decrease in license revenues in these periods.

    OTHER REVENUES. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues increased 119.7% to $380,000 in the quarter ended October 31, 1998, from $173,000 in the quarter ended October 31, 1997. In the first six months of fiscal 1999, other revenues increased 119.1% to $666,000 from $304,000 in the first six months of fiscal 1998. Other revenues as a percentage of total revenues increased to 1.6% in the quarter ended October 31, 1998, from 0.7% in the quarter ended October 31, 1997, and increased to 1.4% in the first six months of fiscal 1999 from 0.8% in the first six months of fiscal 1998. Other revenues will vary over time as a percentage of total revenues due to the size of specific hardware sales.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to third-party software included with the licenses of System ESS and, occasionally, the cost of third-party complementary software that is licensed together with System ESS without being an integral part of System ESS. Cost of software license revenues was $223,000 and $193,000 in the quarters ended October 31, 1998, and 1997, representing 3.7% and 1.9% of software license revenues, respectively. Cost of software license revenues was $427,000 and $281,000 in the first six months of fiscal 1999 and 1998, representing 4.1% and 1.8% of software license revenues, respectively. The increase in cost of software license revenues both in absolute dollar amount and as a percentage of software license revenues was primarily due to increased use of embedded third-party software that is sublicensed as part of System ESS.

    COST OF SERVICE AND MAINTENANCE REVENUES. Cost of service and maintenance revenues consists primarily of costs associated with consulting, implementation, and training services and the use by the Company of subcontractors to perform implementation services for the Company's customers. Cost of service and maintenance revenues also includes the cost of providing software maintenance to customers, such as telephone hotline support.

    Cost of service and maintenance revenues was $22.4 million and $9.4 million in the quarters ended October 31, 1998, and 1997, representing 132.2% and 72.5% of service and maintenance revenues, respectively. Cost of service and maintenance revenues was $37.5 million and $16.9 million in the first six months of fiscal 1999 and fiscal 1998, representing 104.7% and 74.2% of service and maintenance revenues, respectively. The increase in the cost of service and maintenance revenues both in absolute dollar amounts and as a percentage of service and maintenance revenues was due to the extensive build-up of the consulting organization, to the extensive use of subcontractors, and with respect to the quarter ended October 31, 1998, to the increase in certain project and bad-debt reserves.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $106,000 and $89,000 in the quarters ended October 31, 1998, and 1997, representing 27.9% and 51.4% of other revenues, respectively. Cost of other revenues was $230,000 and $174,000 in the first six months of fiscal 1999 and fiscal 1998, representing 34.5% and 57.2% of other revenues, respectively.

    PRODUCT DEVELOPMENT. Product development expenses were $8.1 million and $2.9 million in the quarters ended October 31, 1998, and 1997, representing 34.8% and 12.4% of total revenues, respectively. These same expenses were $13.4 million and $5.4 million in the first six months of fiscal 1999 and 1998, representing 28.5% and 13.8% of total revenues, respectively. The increase in product development expenses in absolute dollar amount was due to an increase in the number of product development personnel and other related costs related to expanding the Company's product development department as well as the extensive use of subcontractors in developing version 5.2 of System ESS, which was completed
in August 1998.   In the quarter ended October 31, 1998, the Company also
accrued one-time costs for the expansion of System ESS functionality in the consumer product sector. Excluding such non-recurring costs, the Company expects that the dollar amount of product development expenses will remain at least at the current level as the Company continues to invest in developing new applications, product enhancements, and localization and translation of System ESS. The Company anticipates that subcontractors will be used to a lesser extent in the future.

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

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $7.0 million and $4.7 million in the quarters ended October 31, 1998, and 1997, representing 29.9% and 20.2% of total revenues, respectively. These same expenses were $13.3 million and $8.4 million in the first six months of fiscal 1999 and 1998, representing 28.4% and 21.6% of total revenues, respectively. The increase in sales and marketing expenses in absolute dollar amount and as a percentage of total revenues was primarily due to increased staffing as the Company has expanded its direct sales force as well as its partner and marketing organization. The Company expects to continue to increase its sales and marketing expenses in absolute dollar amounts in order to expand its international sales operations and to enter new vertical markets.

    GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consists primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other requirements. General and administrative expenses were $3.1 million and $2.1 million in the quarters ended October 31, 1998, and 1997, representing 13.1% and 9.2% of total revenues, respectively. These same expenses were $6.4 million and $3.5 million in the first six months of fiscal 1999 and 1998, representing 13.8% and 9.1% of total revenues, respectively. The increase in absolute dollar amounts of general and administrative expenses was primarily the result of increased staffing of human resources and internal system administration associated with the growth of the Company's business during fiscal 1999 and 1998. The Company expects general and administrative expenses to remain unchanged or decrease on a quarterly basis in absolute dollar amounts and to decrease as a percentage of total revenue for the remainder of this fiscal year.

OTHER INCOME (EXPENSE)

    Other income comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $1.3 million and $267,000 in the quarters ended October 31, 1998, and 1997, representing 5.6% and 1.1% of total revenues, respectively. Interest income was $2.7 million and $507,000 in the first six months of fiscal 1999 and 1998, representing 5.9% and 1.4% of total revenues, respectively. The increase is due to the Company's investment of a portion of the proceeds of its secondary public offering in short-term investments and interest-bearing accounts. Interest expenses were $35,000 and $20,000 in the quarters ended October 31, 1998, and 1997, representing 0.1% and 0.1% of total revenues, respectively. These same expenses were $75,000 and $35,000 in the first six months of fiscal 1999 and 1998, representing 0.2% and 0.1% of total revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    As of October 31, 1998, the Company had $92.3 million of working capital, including $7.8 million in cash and cash equivalents and $74.6 million in short-term investments, as compared to $120.5 million of working capital as of April 30, 1998, including $42.0 million of cash and cash equivalents and $69.4 in short-term investments. The decrease in working capital was the result of the increase in accrued expenses and other current liabilities, the operating loss for the period, and the payment of $4.8 million to repurchase 1,077,500 shares of the Company's Common Stock pursuant to the buy-back program announced in October 1998. Accounts receivable increased to $33.8 million at October 31, 1998, from $24.3 million at April 30, 1998, and the average days' sales outstanding, including contract receivables, was 139 days for the quarter ended October 31, 1998, as compared to 78 days for the year ended April 30, 1998. The increase in average days' sales outstanding was due primarily to the late payment of invoices for partner consulting services and other consulting services as well as to certain license agreements being closed late in the quarter or combined with payment plans.

    The Company believes that existing cash and cash equivalent balances, short-term investments, available borrowings under the revolving credit agreement, and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

Year 2000

     The Company has devoted a substantial amount of time over the last year to validate that the standard version of its principal product, System ESS, is Year 2000 compliant. The Company will continue to validate such compliance through the first half of 1999 and, if necessary, will issue releases for all supported versions of standard System ESS to insure that all standard System ESS systems can with retained functionality store, process, and receive date and time data for periods before and after the turn of the century if correct date and time data are inputted. The Company also has assessed the Year 2000 readiness of the third-party software vendors whose products are licensed in conjunction with or as part of standard System ESS and is satisfied that all such products are or will be Year 2000 compliant.

     With respect to customized code developed for specific customers to address specific customer needs and to interface with legacy and other software applications, the Company has developed a toolset to assist such customers in assessing and renovating Year 2000 issues with respect to such code, and the Company can perform assessment and renovation for the customer on a time and materials basis. While the company does not warrant the year 2000 compliance of any such customized code, it cannot be sure that it will not have a dispute with a customer over whether particular code is standard or customized.

     The Company has taken the steps required to make its internal management and telecommunication systems Year 2000 compliant and anticipates that such systems will become entirely Year 2000 compliant during the first six months of calendar 1999. The entire cost of the Company's internal Year 2000 compliance program is not material to the Company, and the Company does not anticipate any material adverse affect upon its business, operating results, or financial condition with respect to a Year 2000 issue.

                  PART II. - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the shareholders of the Company held on October 9, 1998, Stig G. Durlow, Jeffrey A. Harris, William H. Janeway, Martin Leimdorfer, and Geoffrey W. Squire were re-elected as directors of the Company, the Company's 1998 Stock Option Plan was approved, and the selection of Ohrlings Coopers & Lybrand AB as the Company's independent public accountants for the fiscal year ending April 30, 1999, was ratified. The tabulation of the votes is as follows:

                              Votes For          Votes Withheld
                              ---------          --------------
Stig G. Durlow                26,628,047             203,247

Jeffrey A. Harris             26,626,457             204,837

William H. Janeway            26,626,757             204,537

Martin Leimdorfer             26,626,817             204,477

Geoffrey W. Squire            26,626,517             204,777


                              Votes For        Against        Abstain
                              ---------        -------        -------

Approval of 1998 Stock
 Option Plan                  22,328,524       1,487,499      3,015,271

Ratification of Accountants   26,727,267          15,267         88,760



ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended October 31, 1998.

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


DATE: December 15, 1998