Form 10-Q
period 1999-01-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1999-03-12
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

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

                      901 Market Street - Suite 475
                       Wilmington, Delaware 19801
                (Address of principal executive offices)
                               (Zip Code)

Registrant's telephone number, including area code: (302) 777-1608

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

Class:                                   Outstanding January 31, 1999:

Common Stock ($.01 par value)                    32,262,361 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except per share figures)

                                             01/31/99          4/30/98
                                            -----------     -----------
                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents               $  51,770       $ 41,982
    Short-term investments                     19,916         69,416
    Accounts receivable, less allowance
      for doubtful accounts of $3,248
      and $210 at January 31, 1999, and
      April 30, 1998, respectively             22,001         24,289
    Contract receivables                        2,124          2,034
    Prepaid expenses                            2,557          2,824
    Income taxes receivable                       487            402
      Other current assets                        452            647
                                               ------         ------
          Total current assets                 99,307        141,594
                                               ------         ------
Non-current assets:
     Property and equipment, net                7,239          5,011
     Deferred income taxes                     11,337              5
     Goodwill                                   9,555          1,002
     Other non-current assets                   1,678          1,717
                                               ------         ------
          Total non-current assets             29,809          7,735
                                               ------         ------
     Total Assets                            $129,116       $149,329
                                              =======        =======
/TABLE

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
     Current portion of capital lease
       obligations                            $   85        $   274
     Current portion of notes payable            449        $   486
     Accounts payable                          3,316          2,439
     Accrued expenses and other
       current liabilities                    11,093          6,016
     Accrued payroll and employee benefits     6,866          5,938
     Deferred revenue                          6,637          5,962
                                              ------         ------
          Total current liabilities           28,446         21,115
                                              ------         ------
Long-term liabilities:
     Capital lease obligations                    67            281
     Notes payable                               514            840
     Accrued pension liability                 2,517          2,132
     Other long-term liabilities                 204            388
                                              ------         ------
     Total long-term liabilities               3,302          3,641
                                              ------         ------
           Total liabilities                  31,748         24,756

Shareholders' equity:
     Common Stock; voting, $.01 par value;
     62,500,000 shares authorized;
     32,262,361 and 32,917,552 shares
     issued and outstanding at
     January 31, 1999 and April 30,
     1998, respectively                          323            329
    Additional paid-in capital               125,261        127,886
    Retained Earnings                        (18,377)         5,287
    Cumulative translation adjustment         (2,946)        (2,426)
    Notes receivable from stockholders        (6,893)        (6,503)
                                             -------        -------
       Total shareholders' equity             97,368        124,573
                                             -------        -------
Total Liabilities and Shareholders' equity  $129,116       $149,329
                                            ========        =======
The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)
                                                THREE MONTHS ENDED
                                          1/31/99           1/31/98
                                       ---------------   ----------------
Revenues:
    Licenses                                $  4,128    $ 11,381
    Services and maintenance                  15,353      15,094
    Other                                        588         477
                                             -------     -------
      Total revenues                          20,069      26,952
                                             -------     -------
Cost of revenues:
    Licenses                                     910         135
    Services and maintenance                  15,336      10,613
    Other                                        407         308
                                             -------     -------
      Total cost of revenues                  16,653      11,056
                                             -------     -------
      Gross profit                             3,416      15,896
                                             -------     -------
Operating expenses:
    Product Development                        5,033       4,037
    Acquired in-process Research
    and Development                            2,500           0
    Sales and marketing                        7,068       5,740
    General and administrative                 2,905       1,595
                                             -------     -------
      Total operating expenses                17,506      11,372
                                             -------     -------
Income (loss)from operations                 (14,090)      4,524
                                             -------     -------
Other income (expense):
    Interest income                              976       1,310
    Interest expense                             (37)        (44)
    Miscellaneous income (expense)                 0         (23)
                                             -------     -------
Income (loss)before income taxes             (13,151)      5,767
Provision (benefit) for income taxes          (4,225)      1,626
                                             -------     -------

Net Income (loss)                             (8,926)      4,141
                                             =======     =======

Net Income (loss) per share                  $ (0.28)    $  0.13
                                             -------     -------
Net Income (loss) per share
  - assuming dilution                        $ (0.28)    $  0.13
                                             =======     =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES


              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share figures)
                                                NINE MONTHS ENDED
                                          1/31/99           1/31/98
                                       ---------------   ---------------
Revenues
    Licenses                              $14,467         $27,208
    Services and maintenance               51,178          37,903
    Other                                   1,254             781
                                          -------         -------
      Total revenues                       66,899          65,892
                                          -------         -------
Cost of revenues:
    Licenses                                1,337             416
    Services and maintenance               52,850          27,547
    Other                                     637             482
                                          -------         -------
      Total cost of revenues               54,824          28,445
                                          -------         -------
Gross profit                               12,075          37,447
                                          -------         -------
Operating expenses:
    Product Development                    18,387           9,428
    Acquired In-process
    Research and Development                2,500               0
    Sales and marketing                    20,367          14,145
    General and administrative              9,344           5,127
                                          -------         -------
    Total operating expenses               50,598          28,700
                                          -------         -------
Income (loss)from operations              (38,523)          8,747
                                          -------         -------
Other income (expense):
    Interest income                         3,721           1,817
    Interest expense                         (112)            (79)
    Miscellaneous income (expense)             29            (122)
                                          -------         -------
Income(loss)before income taxes           (34,885)         10,363
Provision (benefit) for income taxes      (11,221)          2,402
                                           -------        -------
Net Income (loss)                         (23,664)          7,961
                                           =======        =======
Net Income (loss) per sha                 $ (0.73)        $  0.27
                                           =======        =======
Net Income (loss) per share
   - assuming dilutio                     $ (0.73)        $  0.26

The accompanying notes are an integral part of the condensed consolidated financial statements.


                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)
                                                 NINE MONTHS ENDED
                                              01/31/99       01/31/98
                                            -----------     -----------
Cash flows from operating activities:
Net income (loss)                            $(23,664)         $ 7,961

Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
operating activities:
    Acquired in-process research
    and development                             2,500                0
    Depreciation and amortization               2,351            1,356
    Provision for doubtful accounts             2,978              117
    Deferred income taxes                     (11,375)           2,213
    Accrued interest on short-term
    investments                                  (170)               0
    (Gain) loss on disposal of
     property and equipment                        10                7
    Changes in operating assets
     and liabilities:
      Accounts receivable                         643           (2,201)
      Contract receivables and
        prepaid expenses                          489              495
     Income taxes receivable                      (78)            (353)
      Other assets                                280             (205)
      Accounts payable                            429              741
      Accrued expenses and other
        current liabilities                     3,288            1,213
      Accrued payroll, employee benefits
        and deferred revenue                      713            5,617
      Accrued pension liability                   406              393
                                              -------          -------
Net cash provided by (used in) operating
  activities                                  (21,200)          17,354
                                             ========         ========

Cash flows from investing activities:
      Purchase of short-term investments     (163,079)        (174,840)
      Proceeds from sale of short-term
        investments                           212,749           95,747
      Additions to property and equipment      (4,109)          (2,647)
      Payment for Ceratina                       (178)          (1,025)
      Payment for Abalon                       (9,500)               0
      Proceeds from sale of property
      and equipment                                67              210
      Proceeds from sale of other equity            1                0
      Collection of notes receivable                0              521
                                              -------          -------
Net cash flows provided by (used in)
investing activities                           35,951          (82,034)
                                              =======         ========
Cash flows from financing activities:
      Repayments of lines of credit              (828)               0
      Proceeds from notes payable                   0            1,539
      Payments on notes payable                  (362)             (99)
      Principal payments on capital
       lease obligations                         (395)            (317)
      Issuance of Common Stock                  1,850           77,756
      Repurchase of Common Stock               (4,871)               0
      Other                                      (318)            (203)
                                              -------          -------
Net cash flows provided by (used in)
 financing activities                          (4,924)          78,676
                                             ========         ========

Translation differences on cash and
 cash equivalents                                 (39)            (119)
                                              -------          -------
Net increase in cash and cash
 equivalents                                   $9,788          $13,877
                                              =======          =======

Cash and cash equivalents at beginning
 of period                                    $41,982           $9,023
Cash and cash equivalents at end              -------          -------
 of period                                    $51,770          $22,900
                                              -------          -------
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
      Interest                                $   177          $   118
      Income taxes                            $   563          $   361

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)




1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at April 30, 1998 (audited), and January 31, 1999 (unaudited), the results of operations for the three and nine months ended January 31, 1998, and 1999, and the cash flows for the nine months ended January 31, 1998, and 1999. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998. Results of operations and cash flows for the periods ended January 31, 1999, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 1999, or any other future period.

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

3.  Comprehensive Income (Loss)

    Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income (loss) was ($9,345,000)and $3,952,000 for the three months ended January 31, 1999, and January 31, 1998, respectively. Total comprehensive income (loss) was ($24,184,000) and $7,711,000 for the nine months ended January 31, 1999, and January 31, 1998, respectively. Total comprehensive income (loss) includes net income (loss) and currency translation adjustments.

4.  Net Income (Loss) per Share

    Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For each of the periods presented, net income (loss) per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net income (loss) per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computation of net income
(loss) per share - assuming dilution for the three and nine month periods ended January 31, 1999, does not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for those periods.

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


                          Three months ended             Nine months ended
                             January 31,                    January 31,
                        -----------------------       ------------------------
                           1999        1998               1999          1998
                        ---------     ---------        ----------     ---------
Weighted average
shares outstanding     32,041,928    32,164,036        32,630,458    29,390,718
Effect of dilutive
stock options                   -       703,284                 -       700,357
                        ---------     ---------         ---------     ---------
Adjusted weighted
average shares
outstanding assuming
dilution               32,041,928    32,867,320        32,630,458    30,091,074
                       ==========    ==========        ==========    ==========

5.  Accrued Expenses and Other Current Liabilities

                              January 31, 1999    April 30, 1998
                              ----------------    --------------
                                (unaudited)
                                        (in thousands)
Accrued purchases                 $5,175               $1,799
Accrued consultancy                  560                2,133
Accrued pension taxes                500                  451
Restructuring cost Abalon          1,019                  -
Employee withholding taxes           977                  601
Value-added tax                      419                  431
Income tax payable                   179                  115
Other                              2,264                  486
                                  ------               ------
                                 $11,093               $6,016
                                  ======               ======

Substantially all of the amount set forth under "Other" in the chart above with respect to January 31, 1999, constitutes project reserves consisting of charges to be incurred bringing projects to implementation, some of which will not be billed and some of which will be billed at a discount.

6.  Accrued Payroll and Employee Benefits

                              January 31, 1999      April 30, 1998
                              ----------------      --------------
                                 (unaudited)
                                        (in thousands)
Accrued commissions               $  559               $  636
Accrued payroll taxes              1,666                1,030
Accrued vacation pay               2,060                1,528
Accrued salaries and bonus         1,945                1,708
Accrued pension expenses             435                  365
Accrued expenses ESPP                201                  671
                                  ------               ------
                                  $6,866               $5,938
                                  ======               ======

7.  Income Taxes

    For the three and nine month periods ended January 31, 1999, an estimated deferred tax asset was recognized relating to the Company's net operating loss for the periods. At January 31, 1999, the Company had approximately $11.6 million of gross deferred tax assets.

8.  Stock Option Plans

    Under the Industri-Matematik International Corp. Stock Option Plans, 2,346,500 options were granted during the nine months ended January 31, 1999. (Of these options, 275,000 were issued in replacement of options which had been granted in a prior period at a higher exercise price.) All options were issued at an exercise price equal to or above the closing market price on the date of grant. During the same period, 346,309 shares were issued pursuant to the Employee Stock Purchase Plan and 65,000 shares were sold pursuant to the Restricted Stock Program.

9.  Acquisition of Abalon

     On December 31, 1998, the Company acquired all of the outstanding shares of Abalon AB ("Abalon"), a software provider of customer relationship management solutions. The allocable purchase price amounted to $10.9 million, of which $9.5 million was paid in cash to the seller and $1.4 million related to acquisition costs and the incremental costs relating to the integration of Abalon into the Company. The acquisition was accounted for as a purchase and accordingly, the net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the approximate allocation of the purchase price, based on the most recent information prior to filing:

In-process Research and Development       $ 2,500
Other intangibles                           1,700
Goodwill                                    7,060
Net assets                                   (360)

     The $2.5 million related to acquired in-process research and development, as determined by an third-party appraisal, was charged against income in the quarter ended January 31, 1999, as the underlying research and development projects had not yet reached technological feasibility. The Company's consolidated financial statements include the results of Abalon from January 1, 1999.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of Abalon had taken place at the beginning of each fiscal year:
                                              Nine months ended
                                                 January 31,
                                              1999     1998
                                            ---------    --------
Revenues                                    $  71,155    $ 71,806
Income (loss) before income taxes             (36,873)      9,855
Net income (loss)                             (25,037)      7,644
Pro forma net income (loss) per
share - assuming dilution - attributable
to Abalon                                       (0.04)      (0.01)
Consolidated pro forma net income (loss)
per share - assuming dilution                   (0.77)       0.25

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

10.  Subsequent Events.

     In February, 1999, a class action lawsuit was commenced against the Company, certain of its officers, directors, and controlling shareholders who sold shares of Common Stock during the class period, and its underwriters claiming violations of the Federal securities laws.
Management believes the suit is without merit, and the Company and other defendants intend to defend themselves vigorously.

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

OVERVIEW

    The Company develops, markets, and supports client/server application software that enables manufacturers, distributors, wholesalers, and third-party logistics companies to manage more effectively the supply chain. Supply chain management encompasses the execution of multiple customer-centric order fulfillment processes, including order management, pricing and sourcing, warehouse management, transportation management, and demand chain planning. The Company's principal product, System ESS(R), has been designed specifically to meet complex or high-volume supply chain management requirements of medium and large manufacturers, distributors, wholesalers, and third-party logistics companies. System ESS allows customers to leverage the value of their existing systems by integrating with legacy and new client/server manufacturing, planning, and financial management systems. The Company recently expanded its product suite with the acquisition of the Abalon customer relationship management software operations, formerly Abalon AB. Abalon Customer Management Solution (CMS) software supports the complete customer management cycle, from identifying prospects and winning business to maintaining ongoing customer relationships that generate repeat business. Abalon CMS software is itself a suite of integrated, modular applications that provides marketing automation, technically assisted sales activities, and customer support, including call center operations.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                              Nine Months Ended           Three Months Ended
                                  January 31,                 January 31,
                               1999        1998            1999         1998
Revenues:
  Licenses                     21.6 %      41.3 %          20.6 %       42.2 %
  Services and maintenance     76.5        57.5            76.5         56.0
  Other                         1.9         1.2             2.9          1.8
                             -------      -------         -------      -------
     Total revenues           100.0       100.0           100.0        100.0

Cost of revenues:
  Licenses                      2.0         0.6             4.5          0.5
  Services and maintenance     79.0        41.8            76.4         39.4
  Other                         1.0         0.7             2.1          1.1
                              -------     ------          ------       ------
     Total cost of revenue     82.0        43.1            83.0         41.0
                              -------     ------          ------       ------
     Gross profit              18.0        56.9            17.0         59.0
                              -------     ------          ------       ------

Operating expenses:
  Product Development          27.5        14.3            25.1         15.0
  Acquired In-process
  research and development      3.7         0.0            12.4          0.0
  Sales and marketing          30.4        21.5            35.2         21.3
  General and administrative   14.0         7.8            14.5          5.9
                              -------     -------         ------       ------
     Total operating
     expenses                  75.6        43.6            87.2         42.2
                             -------      -------         ------       ------
Income (loss) from
  operations                  (57.6)       13.3           (70.2)        16.8
                             -------      -------         ------       ------
Other income (expense):
  Interest income               5.6         2.7             4.9          4.9
  Interest expense             (0.2)       (0.1)           (0.2)        (0.2)
  Miscellaneous
   income (expense)             0.0        (0.2)            0.0         (0.1)
                             -------      -------         -------      -------
Income (loss) before
  income taxes                (52.2)       15.7           (65.5)        21.4
Provision (benefit)
  for income taxes            (16.8)        3.6           (21.1)         6.0
                             -------      -------         -------      -------
Net income (loss)             (35.4)%      12.1 %         (44.4)%       15.4 %
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

    Total revenues decreased 25.5% to $20.1 million in the quarter ended January 31, 1999, from $27.0 million in the quarter ended January 31, 1998. In the first nine months of fiscal 1999, total revenues increased 1.5% to $66.9 million from $65.9 million in the first nine months of fiscal 1998. The Company currently derives substantially all of its revenues from System ESS licenses and related service and maintenance.

    SOFTWARE LICENSE REVENUES. Revenues from software licenses decreased 63.7% to $4.1 million in the quarter ended January 31, 1999, from $11.4 million in the quarter ended January 31, 1998. In the first nine months of fiscal 1999, revenues from software licenses decreased 46.8% to $14.5 million from $27.2 million in the first nine months of fiscal 1998. The decrease in software license revenues was due primarily to sales delays associated with the re-building and training the United States direct sales force, which was completed in the first six months of fiscal 1999. In addition, the Company has been affected by a lengthening of the sales cycle as potential customers scrutinize their enterprise application purchases due to concerns with issues such as Year 2000 problems and changes in global economic conditions.

    SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance increased 1.7% to $15.4 million in the quarter ended January 31, 1999, from $15.1 million in the quarter ended January 1, 1998. In the first nine months of fiscal 1999, revenues from service and maintenance increased 35.0% to $51.2 million from $37.9 million in the first nine months of fiscal 1998. The increase in the absolute dollar amount of service and maintenance revenues was related primarily to an increase in the number of System ESS licenses sold during fiscal 1998 and the additional revenue generated by the expansion of the Company's consulting organization in the United States and Europe. Service and maintenance revenues as a percentage of total revenues increased to 76.5% in the quarter ended January 31, 1999, from 56.0% in the quarter ended January 31, 1998, and increased to 76.5% in the first nine months of fiscal 1999 from 57.5% in the first nine months of fiscal 1998, as a result of the increased revenue from the continued build-up of the services organization and the decrease in license revenues in these periods. Generally, service and maintenance revenues tend to track software license transactions in prior periods.

    OTHER REVENUES. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues increased 23.3% to $588,000 in the quarter ended January 31, 1999, from $477,000 in the quarter ended January 31, 1998. In the first nine months of fiscal 1999, other revenues increased 60.6% to $1,254,000 from $781,000 in the first nine months of fiscal 1998. Other revenues as a percentage of total revenues increased to 2.9% in the quarter ended January 31, 1999, from 1.8% in the quarter ended January 31, 1998, and increased to 1.9% in the first nine months of fiscal 1999 from 1.2% in the first nine months of fiscal 1998. Other revenues will vary over time as a percentage of total revenues due to the size of specific hardware sales.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of System ESS and, occasionally, the cost of third-party complementary software that is licensed together with System ESS without being embedded into System ESS. Cost of software license revenues was $910,000 and $135,000 in the quarters ended January 31, 1999, and 1998, representing 22.0% and 1.2% of software license revenues, respectively. Cost of software license revenues was $1,337,000 and $416,000 in the first nine months of fiscal 1999 and 1998, representing 9.2% and 1.5% of software license revenues, respectively. The increase in cost of software license revenues both in absolute dollar amount and as a percentage of software license revenues was primarily due to increased sublicensing of complementary software in the quarter ended January 31, 1999.

    COST OF SERVICE AND MAINTENANCE REVENUES. Cost of service and maintenance revenues consists primarily of costs associated with consulting, implementation, and training services and the use by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of service and maintenance revenues also includes the cost of providing software maintenance to customers, such as telephone hotline support.

    Cost of service and maintenance revenues was $15.3 million and $10.6 million in the quarters ended January 31, 1999, and 1998, representing 99.9% and 70.3% of service and maintenance revenues, respectively. Cost of service and maintenance revenues was $52.8 million and $27.5 million in the first nine months of fiscal 1999 and fiscal 1998, representing 103.3% and 72.7% of service and maintenance revenues, respectively. The increase in the cost of service and maintenance revenues both in absolute dollar amounts and as a percentage of service and maintenance revenues was due to the extensive build-up of the consulting organization, to the extensive use of subcontractors, and an intentional investment to expedite implementation of licenses sold. Cost of service and maintenance revenues is expected to decline beginning in fiscal 2000, both in absolute dollar amounts and as a percentage of service and maintenance revenues, as the Company realigns costs in order to restore long-term profitability.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $407,000 and $308,000 in the quarters ended January 31, 1999, and 1998, representing 69.2% and 64.6% of other revenues, respectively. Cost of other revenues was $637,000 and $482,000 in the first nine months of fiscal 1999 and fiscal 1998, representing 50.8% and 61.7% of other revenues, respectively.

    PRODUCT DEVELOPMENT. Product development expenses were $5.0 million and $4.0 million in the quarters ended January 31, 1999, and 1998, representing 25.1% and 15.0% of total revenues, respectively. These same expenses were $18.4 million and $9.4 million in the first nine months of fiscal 1999 and 1998, representing 27.5% and 14.3% of total revenues, respectively. The increase in product development expenses in absolute dollar amount was due to an increase in the number of product development personnel and other related costs related to expanding the Company's product development department as well as the extensive use of subcontractors in developing version 5.2 of System ESS, which was completed
in August 1998.   In the first nine months of fiscal 1999, the Company also
incurred one-time costs for the expansion of System ESS functionality in the consumer product sector. The Company expects that product development expenses will decrease both in absolute dollar amount and as a percentage of revenues beginning in fiscal 2000 as the Company adjusts its expenses to restore profitability. The Company anticipates that subcontractors will be used to a lesser extent in the future.

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

       ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development consists of one-time charges from acquisitions accounted for as a purchase. The Company had one acquisition in the quarter ended January 31, 1999, resulting in the write-off of acquired in-process research and development of $2.5 million. The $2.5 million related in-process research and development, as determined by an independent third-party appraisal, was charged against income in fiscal 1999 as the underlying research and development projects had not reached technological feasibility for Abalon's intended purpose and had no alternative future uses for the Company. The Company did not have any related write-off of acquired research and development in fiscal 1998.

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $7.1 million and $5.7 million in the quarters ended January 31, 1999, and 1998, representing 35.2% and 21.3% of total revenues, respectively. These same expenses were $20.4 million and $14.1 million in the first nine months of fiscal 1999 and 1998, representing 30.4% and 21.5% of total revenues, respectively. The increase in sales and marketing expenses in absolute dollar amount and as a percentage of total revenues was primarily due to increased staffing as the Company has expanded its direct sales force as well as its partner and marketing organization. The Company expects over a longer term to enhance aggressively its market presence in targeted vertical markets, including a visible marketing campaign to create awareness of the Company's supply chain management solution. At the same time, the Company expects its sales and marketing expenses to decrease both in absolute dollar amounts and as a percentage of total revenues in fiscal 2000 as the Company realigns its cost structure to restore profitability.

    GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consists primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other requirements. General and administrative expenses were $2.9 million and $1.6 million in the quarters ended January 31, 1999, and 1998, representing 14.5% and 5.9% of total revenues, respectively. These same expenses were $9.3 million and $5.1 million in the first nine months of fiscal 1999 and 1998, representing 14.0% and 7.8% of total revenues, respectively. The increase in absolute dollar amounts of general and administrative expenses was primarily the result of increased staffing of human resources and internal system administration associated with the growth of the Company's business during fiscal 1999 and 1998. The Company expects general and administrative expenses to decrease in future periods both in absolute dollar amounts and as a percentage of total revenues.

OTHER INCOME (EXPENSE)

    Other income comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $976,000 and $1.3 million in the quarters ended January 31, 1999, and 1998, representing 4.9% and 4.9% of total revenues, respectively. Interest income was $3.7 million and $1.8 million in the first nine months of fiscal 1999 and 1998, representing 5.6% and 2.7% of total revenues, respectively. The increase is due to the Company's investment of a portion of the proceeds of its secondary public offering in short-term investments and interest-bearing accounts. Interest expenses were $37,000 and $44,000 in the quarters ended January 31, 1999, and 1998, representing 0.2% and 0.2% of total revenues, respectively. These same expenses were $112,000 and $79,000 in the first nine months of fiscal 1999 and 1998, representing 0.2% and 0.1% of total revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    As of January 31, 1999, the Company had $70.9 million of working capital, including $51.8 million in cash and cash equivalents and $19.9 million in short-term investments, as compared to $120.5 million of working capital as of April 30, 1998, including $42.0 million of cash and cash equivalents and $69.4 in short-term investments. The decrease in working capital was the result of the increase in accrued expenses and other current liabilities, the operating loss for the period, and the payment of $4.8 million to repurchase 1,077,500 shares of the Company's Common Stock pursuant to the buy-back program announced in October 1998, and the payment of $9.5 million in connection with the acquisition of Abalon. Accounts receivable decreased to $22.0 million at January 31, 1999, from $24.3 million at April 30, 1998, and the average days' sales outstanding, including contract receivables, was 101 days for the quarter ended January 31, 1999, as compared to 78 days for the year ended April 30, 1998. The increase in average days' sales outstanding was due primarily to the late payment of invoices for partner consulting services and other consulting services as well as to certain license agreements being closed late in the quarter or combined with payment plans. Accounts receivable also reflect an increase in the reserve for doubtful accounts which was offset by a related reduction in project reserves.

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

                  PART II. - OTHER INFORMATION

ITEM 1.    Legal Proceedings.

     On November 25, 1998, a licensee of System ESS (pursuant to a license agreement with a Company partner) which is indebted to the Company for integration services, initiated an arbitration proceeding before the American Arbitration Association in New York, New York seeking cancellation of its indebtedness, a refund of prepaid support fees and the license revenue, as well as treble damages. Management believes that it will collect its outstanding indebtedness and have no obligation to pay any moneys to this licensee.

ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 3. By-laws of the Company as amended through October 9, 1998.

              Exhibit 10. Employment Agreement dated October 16, 1998, between the Company and Philippe Beaurain.

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended January 31, 1999.

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


DATE: March 12, 1999