Form 10-K405
period 1999-04-30
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1999-07-29
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1999

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    The aggregate market value of the voting stock held by non-affiliates of the registrant on July 15, 1999, was approximately $ 35,473,000.

    At July 15, 1999, 31,602,426 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1999 Annual Meeting of Shareholders ("1999 Proxy Statement").

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this report generally, including the documents incorporated by reference herein. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those appearing elsewhere in this Report and in the documents incorporated by reference herein. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

      INDUSTRI-MATEMATIK INTERNATIONAL CORP. ("IMI" or "Company"), was incorporated in the State of Delaware in 1995 and conducts its business through domestic and international subsidiaries. The Company's business was founded in 1967 by incorporation in Sweden as Industri-Matematik AB ("IMAB"). In May 1995, the then stockholders of IMAB exchanged all of their IMAB shares for shares of the Company's capital stock and IMAB became a wholly-owned subsidiary of the Company. Pursuant to a Prospectus dated September 25, 1996, 5,060,000 shares of the Company's Common Stock were sold to the public in an initial public offering and the Company's Common Stock began trading on the Nasdaq National Market under the symbol "IMIC". During fiscal 1998, pursuant to a Prospectus dated October 31, 1997, the Company completed a secondary public offering of 8,136,250 shares of Common Stock. In April, 1997, the Company acquired for cash all of the outstanding shares of Ceratina International AB ("Ceratina"), a Swedish-based warehouse management software company, and in December, 1998, the Company acquired for cash all of the outstanding shares of Abalon AB ("Abalon"), a software provider of customer relationship management solutions.

      IMI develops, markets, and supports client/server application software that enables manufacturers, distributors, wholesalers and retailers to more effectively manage their supply chains and their customer relationships. Supply chain management encompasses the execution of multiple customer-focused order fulfillment processes, including order management, pricing and promotion handling, sourcing, warehouse management, transportation management, service management, and replenishment planning and coordination. Customer Relationship Management (CRM) encompasses the development and management of customer relationships through the processes of marketing and selling, and capturing, processing, fulfilling, and servicing customer orders. It includes activities like marketing campaign management and analysis, sales force automation, call center management, customer maintenance and service, and customer retention and support.

The Company's principal products, marketed either as System ESS(R) or VIVALDI(TM), have been designed specifically to meet the complex fulfillment and customer service needs of large, distribution-intensive manufacturers, wholesalers, and retailers as well as 3rd party logistics providers. System ESS and VIVALDI allow customers to leverage the value of their existing systems by integrating with legacy and new client/server and mainframe manufacturing, advanced planning, and financial management systems. Recent customers of IMI include Astra Pharmaceuticals, AT&T Pre-Paid Phone Cards, British Airways PLC, Brunswick Corporation - Mercury Marine, Canadian Tire Corporation, Canon U.S.A., Inc., Carlton & United Breweries, Dial Corporation, Ericsson, Gamesa/Frito Lay, GE Plastics, GE Polymerland, Hakon, Interpharmgroup B.V., The Kellogg Company, New Zealand Dairy Industry, President's Foods Corporation,

Skyway Freight Systems, Inc., Smuckers, Spicers, Starbucks Corporation, Telia AB, Warner Elektra Atlantic, and VWR Scientific Products Corporation.

INDUSTRY BACKGROUND

E-commerce is fundamentally changing the way companies compete by forcing them to change their business models from the traditional Buy/Hold/Sell business model where they buy or build materials or finished goods and hold them in inventory while they try to sell them. The trend today is towards a more dynamic and fluid model where companies first sell a product, then source or build it based on their customer's need, and then ship it to the customer. Advanced fulfillment and service software applications are enabling companies to move product through their supply chain at a more rapid pace, reduce time to market, respond more quickly to customer demands, shift more easily to changes in market dynamics and free up working capital invested in inventory for other parts of the business. This process is enabled by the availability of real-time information to Companies about their customers, their supply chains, and their business and operational performance. Instead of competing with product, companies today compete with their supply chains, and, as a result, there is an increasing demand for advanced supply chain management software solutions that can meet the rigorous demands of this new e-commerce economy.

As e-commerce spreads, it increases the global fulfillment and customer service needs of large, distribution-intensive companies. Whether it's business to business, or business to consumer, the Internet provides customers with immediate and constant access to information. This means the ability to place an order at anytime, from anywhere, for anything. Continuous ordering - 24 hours per day, 7 days per week - will increase the order volumes, velocity, and complexity that companies have to handle. As a result, many companies will need fulfillment solutions that can handle much higher transaction volumes and much more complex logistics to satisfy customers.

Another area that will take on critical importance as supply chain management moves to e-commerce is Customer Relationship Management (" CRM"). With increased access to information comes an increased need for around the clock customer service and call centers to answer questions, configure orders, and provide service. By integrating these capabilities with advanced supply chain execution capabilities, companies can manage customers throughout their entire relationship - from the time they acquire them, to the time they fulfill their orders, to the time they service them. As a result, companies will be able to capture, access, and leverage critical customer information about marketing, order fulfillment, product preference, and service requirements. This is high-value information as companies strategize on how to increase customer retention, target new product offerings, and differentiate customers by revenue and profit potential.

Those companies that must address these issues the quickest are in wholesale, retail, and consumer durables.

STRATEGY

The Company's objective is to be a leading supplier of advanced supply chain management software solutions providing global fulfillment and customer service software applications to large, distribution intensive companies. The key elements of IMI's strategy to achieve this objective are as follows:

    Target Markets.

The Company to date has focused its marketing, sales, and product development efforts on establishing quality reference customers in specific target markets, particularly the consumer packaged goods market and the high-volume wholesale distribution industry. A year ago, the Company set out to establish a presence in other vertical markets which are characterized by a need for highly flexible solutions that can support complex logistics and high transaction volumes. These new segments include large consumer durable manufacturers, retailers, and third party logistics providers.

    Expand Usage Within Existing Customer Base.

A substantial majority of the Company's customers are large multinational enterprises that initially have licensed Company software for use within one or more specific divisions. IMI believes that a significant opportunity exists within its established customer base to expand usage of its software by licensing new sites and additional users

    Enhance Core Product Functionality.

The Company will continue to focus its product development resources on the development and enhancement of supply chain management software solutions. IMI has over 25 years of experience in developing logistics management software. The Company intends to continue to increase product functionality through both in-house development and selected acquisitions. IMI currently is funding development efforts to increase order volume throughput, support Windows NT servers, enhance and expand Internet and Intranet applications, and extend its use of object-oriented technology.

    Integration with Complementary Products.

The Company believes that the ability to offer a software product that can integrate seamlessly with selected third party components to provide a comprehensive solution tailored for a particular vertical market is a key competitive advantage. The Company intends to continue to integrate its solutions with complementary planning, manufacturing, finance, and decision support systems developed by others. Global Partner agreements have been signed to that effect with Oracle Corporation, i2, IBM, Business Objects S.A., Frontec AMT AB, Taxware International, Inc., and Jetform Corporation as well as regional agreements with additional software partners.

      Establish Partnerships to Leverage Third Party Strengths.

In addition to its direct sales and support organizations, the Company has and will continue to establish partnerships with third parties to assist the Company in developing customer relationships and in customizing and implementing its solutions. In connection with specific implementations, the Company has partnered with Andersen Consulting LLC, Computer Sciences Corporation, IBM, and MCI Systemhouse in the United States, and Cap Gemini and ECsoft Group in Europe. The Company will rely more on partners for implementation services than in the past to accelerate customer development activities.

IMI PRODUCTS and SERVICES

      IMI develops, markets, and supports software that enables manufacturers, distributors, wholesalers, and retailers to more effectively fulfill and service their customers' orders. The Company believes that e-commerce is fundamentally changing the ways companies compete and that fulfillment and customer service will be two of the most critical elements for supply chain excellence going forward.

IMI's solutions have been designed for the rigorous demands the new e-commerce economy is placing on manufacturers, distributors, wholesalers, and retailers. By combining advanced order management, supply execution, and CRM, IMI's solutions bring users significant differentiating capabilities, including the following:

Full-Circle Customer Management. IMI's full-circle customer management capabilities enable companies to capture information throughout the customer's life cycle so that they can segment and differentiate between customers, create profiles that identify how to best service and support them, identify opportunities to sell additional products and services, and provide visibility into all customer interactions and activities.

Fulfillment Coordination. IMI's solutions increase the velocity and efficiency of companies' supply chains by coordinating, monitoring, and measuring the physical movement of goods both inside and outside of their organization through the use of intelligent messaging and alert capabilities that identify events that impact a company's ability to execute and deliver the product to the customer on-time. Fulfillment Coordination allows trading partners to coordinate their plans and schedules across inter-enterprise supply chain processes and provides tools and capabilities to measure and analyze the performance of vendors, products, and processes throughout the extended supply chain.

Complex Logistics Engine. IMI's complex logistics engine allows orders to be captured and fulfilled regardless of the complexity of that order by treating each line of an order independently. This "order line independence" allows a customer order to be serviced automatically by any number of sales organizations, from any number of dispersed inventory locations, and for any number of customer destinations. Moreover, this capability allows the individual order lines in a customer order to be fulfilled simultaneously or sequentially. With IMI's solutions, a customer can place a single order that mixes supply modes, shipping dates and destinations, pricing structures, discount schedules, special promotions, and terms of payment. In addition, IMI's solutions enable companies to automate the order fulfillment process, reduce order cycle time and administrative costs, and present information in a form which is optimized for detailed measurement and planning

E-Power Acceleration. IMI's solutions are built on an architecture that provides for extremely high order transaction volumes and enterprise-wide scalability. IMI's e-power acceleration enables companies to offer 24/7 computing and handles two-to-three times higher transaction volumes than other packaged applications.

Integration with Complementary Products and Technologies. IMI's solutions are designed specifically to maximize the value of existing and new complementary systems performing manufacturing, finance, or decision support functions as well as to integrate with EDI systems and web storefronts to facilitate electronic commerce with customers and suppliers. The software has been designed to allow customers the freedom to choose the most functional and advanced component applications for creating complete, robust enterprise business systems.

Timely Implementation. IMI has designed its product and service offerings to enable customers to configure and implement the Company's software solution on a timely basis, thereby reducing costs and increasing the customer's return on investment. Implementation assistance is provided for customers through the Company's service organization and from leading systems integrators.

Value Improvement Process. IMI's Value Improvement Process enables companies to quantify the bottom line impact the software can have on an organization and target an implementation strategy to deliver and measure that value efficiently. There are three steps in the process:

      Value Improvement Analysis (VIA) - a tool which provides a structured way to identify and quantify the potential for increased profitability and customer satisfaction within a company.

      Value Focused Implementation - a methodology which uses the VIA analysis to target those areas in the supply chain which will provide the biggest and fastest time to benefit for the business. This focuses the implementation plan and provides important visibility about the benefits to be realized by the company.

      Value Improvement Review - IMI's software solutions provide comprehensive and detailed data that enable companies to review their progress against their business value goals. Special focus is placed on economic value added as well as performance scorecards relating to customers, suppliers, products, warehouses, and distribution channels.

PRINCIPAL PRODUCTS

      In May, 1999, IMI launched VIVALDI, a suite of global fulfillment and customer service applications for e-commerce and supply chain management. VIVALDI is a combination of the company's principal product, System ESS, an advanced order management and supply chain execution application, new warehouse management and demand replenishment capabilities developed by IMI, and the recently acquired customer relationship management solutions from Abalon AB. With the exception of the software marketed to the consumer packaged goods industry as part of the Oracle Solution Suite (see, "Oracle Relationship"), which will continue to be marketed as System ESS, all of the Company's software applications are now marketed under the name VIVALDI as part of the VIVALDI Suite. Accordingly, descriptions of VIVALDI capabilities generally also describe System ESS.

VIVALDI

      VIVALDI is a suite of open applications which provide capabilities for managing and executing global fulfillment and customer service processes, including marketing campaign management, order capture and fulfillment, distribution management, warehouse management, demand replenishment, price and promotion management, global organization management, electronic commerce, call center management, customer service, and decision support.

      VIVALDI can currently operate on UNIX server platforms from Hewlett-Packard Corporation, IBM, Digital Equipment Corporation, Sun Microsystems Corporation, as well as on Windows NT server platforms. VIVALDI provides an object-oriented architecture, supports Internet-based electronic commerce and currently supports 13 languages. VIVALDI supports Microsoft Windows and Web- and Java-based clients. VIVALDI makes full use of relational database technology, storing each field in its own column, using descriptive column names and identifying primary key/foreign key relations. Since VIVALDI makes use of relational database technology, additional third party tools and complementary applications are easily integrated with it. In general, relatively little modification to, or customization of, the standard VIVALDI software is required in order for the software to meet the basic functionality requirements of individual customers.

The VIVALDI Suite supports four key business processes - Marketing, Sales, Supply Chain Execution, and Customer Care. Its components include the following within each business process:

VIVALDI Marketing

      VIVALDI gives organizations the ability to manage customers from the time they are acquired, through fulfillment, and onto service and support. Marketing, sales, logistics, and supply chain processes are integrated through common data environments that support information sharing. Specific components include:

      Market Knowledge Base- On-screen query and analysis tools help identify and target market segments. For complex searches, the Segment Generator segments markets based on any user-determined criteria.

      Fulfillment Knowledge Base. VIVALDI enables a user to record and manage to the specific terms of the individual service level agreements of each customer. Functions such as pricing and promotions, delivery schedules, and invoice handling all can be managed automatically by VIVALDI, in accordance with the customer's needs.

      Campaign Manager. VIVALDI manages marketing campaigns from concept and initial planning to approval. User-defined success criteria and costs can all be defined. As the campaign runs, VIVALDI gives real-time feedback on performance, enabling managers to refine the scheme for added success. Integration with telemarketing and sales functions ensures that leads can be followed-up.

      Telemarketing Center. The telemarketing function allows for both inbound and outbound telemarketing campaigns to be managed through a user's call centers to enable telemarketing personnel to ensure that prospects/customers are satisfied and receive all the product and service information and updates they require. VIVALDI enables all marketing inquiries to be answered personally and accurately as all background information on customers/prospects is accessible.

      Global Organization Manager. VIVALDI enables companies to define a global fulfillment and customer service organization that covers multiple countries, legal entities, currencies, suppliers, and customers. These capabilities enable a business to distribute products from any location and support local business practices across international borders.

VIVALDI Sales

      VIVALDI drives the sales and order fulfillment process. Integration with the rest of VIVALDI enables profitable business to be identified and leveraged.

      Opportunity Manager. Every sales opportunity record holds basic information about the prospect, such as forecast order value and dates. It holds the products being quoted, every other person or organization involved, and provides a details area for all other information. It also coordinates sales and support activities in the rest of the business.

      Order Manager. Multi-dimensional customer profiling provides information on the customer's organization and service level agreement. Orders can be entered using EDI or Internet (as well as conventional means) to shorten order processing and delivery times.

      Price and Promotions Engine. VIVALDI enables pricing strategies and discount programs to be developed and tailored to the needs of the business and customer preference. Promotional prices automatically feed-back through the supply chain to manufacturers, wholesalers, field sales, and retailers. Companies can use this capability to manage promotions, monitor campaign performance, and respond to changes in the market.

      Telesales Center. The sophisticated call management capabilities of VIVALDI support inbound and outbound telesales processes. Call guides assist the telesales person as they interact with the customer and provide quick access to information.

VIVALDI Supply Chain Execution

      VIVALDI enables a user to improve the flexibility, responsiveness, and speed of supply chain operations by monitoring the progress of orders and material through the supply chain.

      Global Inventory Manager. VIVALDI enables a user to tailor distribution provisions to customer needs to control resources, reduce inventory levels, improve customer service, and reduce handling costs.

      Replenishment Manager. VIVALDI enables efficient, time-phased replenishment schedules to promote smooth and cost-effective product movement in the supply chain by using supply network information and transactional data together with other business intelligence and advanced statistical forecasting.

      Advanced Fulfillment Center. VIVALDI helps users achieve faster, more efficient shipments and deliveries throughout the supply chain, with minimum handling of goods and maximum throughput of orders. It enables optimization of warehouse resources and maximization of the efficiency of day-to-day operations such as receiving, put-away, order processing, picking, packing, and shipping.

VIVALDI Customer Care

      VIVALDI allows companies to manage all points of contact with the customer, from pre-sales through fulfillment and on to after-sales.

      o Customer Care. VIVALDI provides a "Virtual Front Office" for dealing with problems, inquiries, and new opportunities with trading partners (customers, vendors, distributors) by including tools to link service/support personnel with information from across the organization and throughout the supply chain.

      o Contact Center. VIVALDI provides tools to manage incoming and outbound interactions with customers. Customer Care manages the call process (in telephone centers) as well as other types of interactions (Web inquiries, e-mails, etc.) with customers that then require follow-up and response.

      o Performance Scorecard VIVALDI allows continuous monitoring of performance in the areas of customers, vendors, products, warehouses, orders and order lines, pricing, and distribution costs. Monitoring is achieved through high-level overviews as well as with detailed scorecards displaying delivery performance, flow statistics, and market commitments.

      o Strategic Value Analyzer - VIVALDI also includes tools to measure the profitability of each individual order line in the integrated order fulfillment process. It takes order line values and aggregates them into the overall profitability of products and customers.

VIVALDI PRICING

      The license fees for VIVALDI are determined based on specific components, number of servers, number of defined users, and the projected number of order lines to be processed per year in the customer's system. (System ESS license fees generally are based on the number of servers, number of defined users, and the projected number of order lines to be processed per year in the customer's system.) License and service and maintenance revenues have in recent years and in the future are expected to represent substantially all of the Company's revenues.

VIVALDI Tools

      The Company supports VIVALDI with a range of software tools developed by the Company or by third parties. These tools are used by the Company to develop, deliver, and maintain the software and by the Company's customers to implement, develop extensions to, and support VIVALDI.

      TRIM. TRIM is a 4GL application development tool which is optimized for applications involving large transaction volumes and large numbers of concurrent users. TRIM is licensed by the Company from Trifox, Inc. and was used by the Company to develop System ESS and VIVALDI. TRIM also is sold as an applications development tool to customers requiring the ability to develop custom applications.

      SDCM. SDCM, the Software Development and Configuration Manager tool, allows the Company to develop, deliver, and maintain System ESS and VIVALDI. SDCM also allows customers to develop customized functionality in a multi-user environment, control the modification of programs, documentation, and databases, as well as manage data security and system integrity in the implementation of System ESS and VIVALDI upgrades.

      Express Gateways. Express Gateways allow customers to integrate System ESS and VIVALDI with other management information systems, such as financial reporting and manufacturing resource planning systems.

      Business Engineering Workbench. This is a Windows client-based tool focused on enhancing the implementation process. This tool consists of two components: Navigation Express and Implementation Express. Navigation Express provides a comprehensive review of the key System ESS and VIVALDI business concepts, routine flows, and implementation codes and parameters. Implementation Express utilizes an upper case facility to document graphically all System ESS and VIVALDI business processes, routines, and functions. These graphical views of the software data model provide IMI customers with tools for mapping current and future business processes against the software business flows.

CUSTOMER SERVICE AND SUPPORT

      The Company believes that providing a high level of customer service and technical support is essential to customer satisfaction and timely implementation of its software applications. As of April 30, 1999, IMI had 433 employees in its customer service and support organization providing software maintenance and support, training, and consulting services.

IMI provides the following services and support to its customers:

Implementation and Technical Services. Customers have the option of purchasing implementation services for System ESS or VIVALDI from IMI or third-party providers. Implementation services typically involve assistance with the integration of the software with other existing software applications and databases used by the customer. Such software applications and databases will vary from customer to customer, but often may include legacy management, support, logistics, or ERP applications. The integration of the software with a customer's existing applications allows the customer to utilize the application more efficiently by linking data flows between the IMI software and various existing applications. Such integration is not, however, a prerequisite to the basic functionality of the IMI software. Product extensions are developed using the same software tools used in System ESS and VIVALDI and SDCM documents all of the additions made to the software for each customer for future upgrades of the software.

      The Company has established its Strategic Supply Chain Alliance Program
(SSCA), which trains and certifies third party providers. SSCA participants include: Andersen Consulting LLC, Cap Gemini, IBM, and Oracle Consulting worldwide, Palarco, Inc., Solutions Consulting, Inc. and Unisys Inc. in the United States, and Ceratina Logistics OY, Debis, ECsoft, Logistics Consultancy Norway Medata, Ordina, Tamperen Systemitiimi, and TT Tieto in Europe. These companies provide systems integration and expertise to IMI customers and aid in the implementation of and ongoing technical consulting for IMI's software solutions. The implementation of System ESS or VIVALDI, which, depending on the customer, may include the integration of the software with existing customer application software and customer training, typically requires 3 to 12 months.

      Training Services. IMI customers can receive, for a fee, training either at the customer's premises or at one of IMI's offices. Course offerings are divided into three primary blocks: System ESS/VIVALDI, System Administration, and System Development. Customers who purchase training services receive training in the use of the software, particularly in the use of some of the software's more advanced features. Customers often purchase training services as a means of efficiently introducing those staff members who will be users of the software to the basic operation of the system. Such training services are not, however, necessary to allow System ESS/VIVALDI to function.

      Customer Support. The Company has fully-staffed support centers in Australia, the United States, the United Kingdom, and Sweden. IMI provides 24 hour a day, 7 day a week support through telephone and electronic mail, and uses logging/tracking systems for quality assurance.

CUSTOMERS

      The Company's target customers are multinational manufacturers, wholesalers and retailers in the consumer packaged goods and consumer durables markets, and third-party logistics companies. The following table sets forth a list of customers licensed in the last four fiscal years:

Fiscal 1996                      Fiscal 1997                       Fiscal 1998                      Fiscal 1999
-----------                      -----------                       -----------                      -----------
IMI Customers                    IMI Customers                     IMI Customers                    IMI Customers

Alko (Finland)                   Spicers (UK, France)              Estee Lauder Inc (USA)           AT&T Pre-Paid Phone Card (USA)
Canon Inc (USA)                  Land O'Lakes (USA)                Smuckers (USA)                   Canadian Tire (Canada)
Carlton & United Breweries       Landstingsservice (Sweden)        GE Plastics                      Gamesa/Frito Lay (Mexico)
  (Australia)                                                        (USA, Netherlands)             Hakon (Norway)
First Brands (USA)               Skyway Freight Systems (USA)      Interpharm Group B.V.
                                                                     (Netherlands)                  President's Foods (Taiwan)
Hartz Mountain (USA)             Ralcorp (USA)                     Zurn Industries Inc (USA)        Warner Elektra Atlantic (US)
Hormel Foods (USA)               Forlagscentralen (Norway)         New Zealand Dairy Industry       FedEx (USA)
                                                                     (New Zealand)                  Ahlsell (Sweden)
Kellogg (worldwide)              ColorLine (Norway)                General Domestic Appliances(UK)  Walker Foods/Frito Lay(UK)
Kiiltoo (Finland)                Agway (USA)                       VWR Scientific Products (USA)
MoDo Merchants (UK)              Black & Decker (USA)              McKesson General Medical (USA)
Posten Logistik (Sweden)         ProSource (USA)                   Starkist Foods (USA)
Unisys (worldwide)               British Airways (UK)              Darigold Inc (USA)
                                 Satair (Denmark)                  Dial Corporation (USA)
                                 Paragon (USA)                     Brunswick Corp/Mercury Marina
Abalon Customers                 Starbucks (USA)                      (USA)                              Abalon Customers
                                 Nike (Japan)                      Cargill Inc (USA)
Viking Line (Sweden)             Pioneer Standard (USA)            Walker's Snack Foods (USA)       Cornerstone AB (Sweden)
IFL (Sweden)                     Fel-Pro (USA)                     LeGrand (France)                 National Grid Ltd. (UK)
Ragnsells (Sweden)                                                  Haakon Gruppen (Norway)         MIND/Innovative AB (Sweden)
Astea International Inc. (US)                                      Sun Valley Foods Ltd (UK)        Spray International
                                                                                                      (SWE+Germany)
Telenordia (Norway)                                                Telia AB (Sweden)                VLT (Sweden)
Global One (Sweden)                                                                                 Resco (Sweden)
Eircell Ltd. (Ireland)                                                                              ASG Finland (Finland)
Munkedals (Sweden)               Abalon Customers                  Abalon Customers                 K-World Knowledge Network
                                                                                                      (Sweden)
Cetetherm (Sweden)                                                                                  Canal Digital (Norway)
Eriscsson Mobile (Sweden)        AMU (Sweden)                      Ericsson Business Networks
                                                                     (Sweden)
Swedbank (Sweden)                Assi Doman (Sweden)               ERA Taiwan (Taiwan)
                                 Ericsson HP Telecom (Sweden)      Gyproc (Sweden)
                                 Falcon Brewery (Sweden)           Fritidsresor (Sweden)
                                 Gothenburg Energy (Sweden)        Habia Cable (Sweden)
                                 Scanlines AB (Sweden)             Interkraft AS (Norway)
                                 Sonofon AS (Denmark)              LM Ericsson Data (Sweden)
                                 Stena Line (Sweden)               PDC Inc. (US)
                                                                   SCO Ltd. (UK)
                                                                   Synstar Ltd.(UK)

License sales of System ESS were often (and will continue to be) for large dollar amounts, with licenses ranging from $0.5 million to $5.0 million, and averaging $1.6 million and, therefore, individual customers have in the past accounted for more than 10% of total revenues in particular quarterly periods. VIVALDI license sales, based in part on included components, are anticipated to have a lower average. For the years ended April 30, 1997, and April 30, 1999, the Company had no single customer representing more than 10% of total revenues. In fiscal 1998, Oracle Corporation ("Oracle") contracted implementation services representing 15% of the Company's total revenues. (See below, "Sales and Marketing" for a description of the Company's relationship with Oracle.) The Company believes that the loss of any of its customers would not have a material adverse effect upon the Company's business, operating results, or financial condition. The Company does not expect any of its current customers to account for 10% or more of its total revenues in fiscal 2000, but the Company expects that individual customers (the identity of which likely will change on a quarterly basis) will continue to account for 10% or more of the Company's total quarterly revenues in future periods.

SALES AND MARKETING

      The Company sells and supports its products through direct sales and support organizations in Sweden, the United States, Canada, Australia, Germany, the Netherlands, and the United Kingdom. The Company maintains corporate headquarters both in Stockholm, Sweden, and Marlton, New Jersey as well as offices for product development, sales, and/or support in Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Irvine, California; Seattle, Washington; Toronto, Canada; London, United Kingdom; Stuttgart, Germany; Zeist, the Netherlands; Melbourne, Australia; and Gothenburg, Linkoping, and Hassleholm, Sweden. As of April 30, 1999, the Company employed 103 sales and marketing personnel. The Company intends to increase expenditures for marketing activities worldwide to support its direct sales force. These programs will include public relations, direct mail, trade shows, product seminars, advertising, web marketing, user group conferences, and ongoing customer communication programs.

      The Company also relies on informal arrangements with a number of consulting and systems integration firms to enhance its marketing, sales, and customer support efforts, particularly with respect to implementation and support of its products as well as lead generation and assistance in the sale process. The Company expects to continue to rely significantly upon such third parties for marketing and sales, lead generation, product implementation, customer support services, and end user training. For certain geographic information relating to the Company's revenues, income (loss) from operations, and long-lived assets by geographic segment, see Note 17 of Notes to Consolidated Financial Statements.

Oracle Relationship

      Prior to 1997, the Company engaged in an informal joint marketing and sales arrangement with Oracle pursuant to which the two companies jointly marketed to certain customers in the consumer packaged goods industry. In January 1997, the Company entered into a joint marketing agreement with Oracle for the consumer packaged goods industry ("Oracle Agreement") pursuant to which the parties agreed for a term of three years to jointly market and license the Oracle Solution Suite, which incorporated the Company's System ESS software, certain Oracle software, and other complementary software of third parties. Oracle pays the Company a percentage of the total license fees that Oracle receives from a customer for System ESS. The Oracle Agreement has been amended at various times through December, 1998, and the Oracle Agreement, as amended, provides for additional development of component software, integration of the software components, and marketing and support of the Oracle Solution Suite. Pursuant to the Oracle Agreement, as amended, Oracle and its distributors have the non-exclusive right to sub-license System ESS as part of the Oracle Solution Suite in the consumer packaged goods industry. The Company has the worldwide right to market System ESS to customers in the consumer packaged goods industry as a "point" solution and in any other manner including combining System ESS with other software, which combination can be substantially similar to the Oracle Solution Suite. The Company and Oracle periodically enter into separate agreements authorizing Oracle to re-license the Company's System ESS software to customers in the consumer packaged goods industry and other industries. Pursuant to such agreements, Oracle pays to the Company a specified percentage of the license fee for System ESS. The Company also from time to time directly competes with Oracle's order management software product.

      In the consumer packaged goods industry, the Company actively markets and sells System ESS as a "point" solution, as part of the Oracle Solution Suite, and combined with software of other vendors. Accordingly, the Company's sales of System ESS in the consumer packaged goods industry are dependent in part upon the effectiveness of Oracle's efforts under the Oracle Agreement which the Company cannot control. There can be no assurance that Oracle will not otherwise curtail or discontinue the Oracle Agreement at the end of the initial three year term, that the Company will not terminate the Oracle Agreement, or that continuation of the Oracle Agreement will be beneficial to the Company, any of which circumstances could have a material adverse effect on the business, operating results, and financial condition of the Company. There can be no assurance that Oracle will continue to recommend the Company and its products to potential customers or enter into separate re-licensing agreements with the Company, either of which could have a material adverse effect on the business, operating results, and financial condition of the Company.

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

PRODUCT DEVELOPMENT

      The Company has devoted significant resources to product development since its inception and has increased such investments in recent years. The Company's product development expenses for the years ended April 30, 1997, 1998, and 1999 were $9.9 million, $14.7 million, and $24.3 million respectively. As of April 30, 1999, the Company employed 190 people in product development.

      The Company believes that its future success depends upon its ability to continue to enhance existing products, respond to changing customer requirements, and develop and introduce new or enhanced products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed and changing heterogeneous hardware platforms, operating systems, relational databases, and networks. VIVALDI, released in May 1999, includes new and enhanced core application features, API's to other applications, and four new optional modules: advanced warehouse management capabilities, demand replenishment capabilities, customer relationship management capabilities for marketing, sales force automation, and call center management and customer care, and a new Value Improvement Process for implementation planning and decision support management. System ESS and VIVALDI are Eurocurrency and Year 2000 compliant.

      There can be no assurance that the Company will be successful in developing enhanced versions of System ESS and VIVALDI or new products on a timely basis, or that such enhancements or new products, when introduced will achieve market acceptance or will adequately address the changing needs of the marketplace.

EMPLOYEES

      As of April 30, 1999, the Company employed a total of 807 full-time employees, including 516 in Sweden, 175 in the United States, 66 in the United Kingdom, 21 in the Netherlands, 8 in Germany, 17 in Australia, and 4 in France. The Company believes its future success will depend in part upon its ability to attract and retain highly skilled management, marketing, sales, consulting, and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating, and retaining such personnel in the future. Of the Company's full-time employees, 103 are in sales and marketing, 433 are in technical support and maintenance, 190 are in product development, and 81 are in general administrative functions. The Company does not have any collective bargaining agreements with its employees and believes that its employee relations are good.

RISK FACTORS

      In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.

      No Assurance of Profitability. Although the Company achieved net income of $6.9 million and $9.4 million for its 1997 and 1998 fiscal years, respectively, the Company had a loss of $35.3 million for fiscal 1999, and there can be no assurance that the Company will be profitable in any future period. Future operating results will depend on many factors, including the growth of the supply chain management software market, market acceptance of the Company's existing and new software products or enhanced versions thereof, competition, the success of the Company's sales, support, service, and marketing organizations, general economic conditions, and other factors.

      Significant Fluctuations in Quarterly Operating Results and Seasonality. The Company has experienced, and expects to continue to experience, significant fluctuations in quarterly operating results that may be caused by many factors, including, among others: the size and timing of orders for the Company's products; the lengthy sales and implementation cycle for the Company's products and delays in the implementation process; introduction or enhancement of products by the Company or its competitors; changes in pricing policy of the Company or its competitors; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop, introduce, and market new products and new versions of existing products; quality control of products sold; market readiness to deploy supply chain management products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; personnel changes; fluctuations in foreign currency exchange rates; mix of license and service and maintenance revenues and general economic conditions. Because a significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from large orders, the timing of orders and their fulfillment has caused, and is expected to continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. As a result of these and other factors, the Company believes that period-to-period quarterly comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's quarterly operating results also are subject to certain seasonal fluctuations. The Company's revenues, particularly its license revenues, are typically strongest in its third and fourth fiscal quarters, which end January 31 and April 30, respectively, and weakest in its first and second fiscal quarters, which end July 31 and October 31, respectively. The Company's revenues and operating results in its third fiscal quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting, while revenues and operating results in its fourth fiscal quarter typically benefit from the efforts of the Company's sales force to meet fiscal year-end sales quotas. Like many application software vendors with large order sizes, in its first and second fiscal quarters, the Company's sales force initiates sales activity directed to achieving fiscal year-end goals. In addition, the Company's first and second fiscal quarters include the months of July and August when both sales and billable customer services activity, as well as customer purchase decisions, are reduced, particularly in Europe, due to summer vacation schedules. As a result of these seasonal factors, the Company may experience weaker performance in its first and/or second fiscal quarters as compared to is third and/or fourth fiscal quarters.

      Unpredictability of Orders. Because the Company generally ships software products within a short period after receipt of an order, it typically does not have a material backlog of unfulfilled orders. License revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and cannot be predicted with any degree of certainty. The Company has historically recognized a significant portion of license revenue in the last two weeks of a quarter. Any significant shortfall of license revenues in relation to the Company's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results, and financial condition. Due to the foregoing factors, it is possible that in future periods the Company's revenues and thus its operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially and adversely affected.

      Lengthy Sales and Implementation Cycle. The sale and implementation of the Company's products and particularly those related to larger orders (licenses) generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process often is subject to delays associated with lengthy approval processes associated with significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products varies substantially from customer to customer and typically lasts between 3 and 12 months during which time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations, and feasibility studies, and experience a number of significant delays over which the Company has no control. Any significant or ongoing failure by the Company to ultimately achieve such sales could have a material adverse effect on the Company's business, operating results, and financial condition. In addition, following license sales, the software implementation typically involves customer training, integration with the customer's other existing systems, and the development of product extensions to add customer-specific functionality. The Company and/or a third party consultant may provide such post delivery implementation services pursuant to a separate services agreement. A successful implementation requires a close working relationship between the Company, the customer, and, frequently, third party consultants who assist in the implementation process. Any inability of the Company to achieve such close working relationships, or any inability of the Company's consulting services organization or third party consultants to perform implementation services on a timely basis, may result in delays in the customer implementation process. There can be no assurance that delays in the implementation process for any given customer will not have a material adverse effect on the Company's business, operating results, and financial condition.

      Dependence upon Relationship with Oracle. An important part of the Company's operating results for its 1997 and 1998 fiscal years depended upon its marketing and sales relationship with Oracle; the impact of such relationship was less significant in fiscal 1999. For the fiscal years ended April 30, 1997, 1998, and 1999, the Company generated 63%, 53%, and 20% of its license revenues and 35%, 39%, and 29% of its total revenues, respectively, through various joint marketing efforts with Oracle. Prior to 1997, the Company engaged in an informal joint marketing and sales arrangement with Oracle pursuant to which the two companies jointly marketed to customers in the consumer packaged goods industry. In January 1997, the Company entered into the Oracle Agreement pursuant to which the parties agreed for a term of three years to jointly market and license the Oracle Solution Suite, which incorporated the Company's System ESS software and certain Oracle software, and other complementary software of third parties. Oracle pays the Company a percentage of the total license fees that Oracle receives from a customer for System ESS. The Oracle Agreement has been amended at various times through December, 1998, and the Oracle Agreement, as amended, provides for additional development of component software, integration of the software components, and marketing and support of the Oracle Solution Suite. Pursuant to the Oracle Agreement, as amended, Oracle and its distributors have the non-exclusive right to sub-license System ESS as part of the Oracle Solution Suite to certain customers in the consumer packaged goods industry. The Company has the worldwide right to market System ESS to customers in the consumer packaged goods industry as a "point" solution and in any other manner including combining System ESS with other software, which combination can be substantially similar to the Oracle Solution Suite. The Company and Oracle periodically enter into separate agreements authorizing Oracle to re-license the Company's System ESS software to customers in the consumer packaged goods industry and other industries. Pursuant to such agreements, Oracle pays to the Company a specified percentage of the license fee for System ESS. The Company also from time to time directly competes with Oracle's order management software product.

      In the consumer packaged goods industry, the Company actively markets and sells System ESS as a "point" solution, as part of the Oracle Solution Suite, and combined with software of other vendors. Accordingly, the Company's sales of System ESS in the consumer packaged goods industry are dependent in part upon the effectiveness of Oracle's efforts under the Oracle Agreement which the Company cannot control. There can be no assurance that Oracle will not otherwise curtail or discontinue the Oracle Agreement at the end of the initial three year term, that the Company will not terminate the Oracle Agreement, or that continuation of the Oracle Agreement will be beneficial to the Company, any of which circumstances could have a material adverse effect on the business, operating results, and financial condition of the Company. There can be no assurance that Oracle will continue to recommend the Company and its products to potential customers or enter into separate re-licensing agreements with the Company, either of which could have a material adverse effect on the business, operating results, and financial condition of the Company.

      Competition. The Company's products are targeted at the emerging market for supply chain management software products which is intensely competitive and characterized by rapid technological change. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the supply chain as well as the enterprise as a whole. These competitors include (i) enterprise application software vendors which offer client/server ERP solutions, such as SAP AG, Baan Company N.V., J.D. Edwards & Company, System Software Associates, Inc., and Oracle, (ii) companies offering standardized or customized products on mainframe and/or mid-range computer systems, (iii) internal development efforts by corporate information technology departments, (iv) smaller independent companies which have developed or are attempting to develop advanced supply chain management and/or logistics execution software which complements or competes with the Company's software solutions, and (v) other business application software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced logistics execution software. In addition, many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, greater name recognition, and a larger installed base of customers than the Company. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and competitive innovations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, and sale of their products than the Company. The Company also expects to face additional competition as other established and emerging companies enter the market for order fulfillment software and new products and technologies are introduced. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share resulting in price reductions, fewer customer orders, and reduced gross margins, any one of which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results, and financial condition.

      Attracting and Retaining Key Employees. The Company believes its future success and ability to achieve revenue growth will depend in significant part upon its ability to attract and retain highly skilled management, sales, support, service, marketing, and product development personnel. Competition for such personnel is intense, and recruiting such personnel is becoming increasingly difficult because of the strong world-wide economy. In addition, the loss of one or more of the Company's key personnel could have a material adverse effect on the Company's business, operating results, and financial condition. The Company does not have, and does not intend to obtain, key man life insurance on any of its executive management personnel. There can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating, and retaining such personnel in the future. Failure to attract, assimilate, and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

      Reliance on and Need to Develop Additional Relationships with Third Parties. The Company relies on formal and informal arrangements with a number of consulting and systems integration firms to enhance its sales, support, service, and marketing efforts, particularly with respect to implementation and support of its products as well as lead generation and assistance in the sale process. Such firms include Andersen Consulting LLC, Cap Gemini, Computer Sciences Corporation, IBM, MCI Systemhouse, and Oracle Consulting worldwide, Palarco, Inc., Solutions Consulting, Inc. and Unisys Inc. in the United States, and Cap Gemini, Ceratina Logistics OY, Debis, ECsoft, Logistics Consultancy Norway Medata, Ordina, Tamperen Systemitiimi, and TT Tieto in Europe. The Company expects to continue to rely significantly upon such third parties for marketing and sales, lead generation, product implementation, customer support services, and end user training. The Company will need to expand its relationships with these parties and enter into relationships with additional third parties in order to support revenue growth. Many such firms have similar, and often more established, relationships with the Company's principal competitors. There can be no assurance that these and other third parties will provide the level and quality of service required to meet the needs of the Company's customers, that the Company will be able to maintain an effective, long term relationship with such third parties, or that such third parties will continue to meet the needs of the Company's customers. If the Company is unable to develop and maintain effective relationships with these and other third parties, or if such parties fail to meet the needs of the Company's customers, the Company's business, operating results, and financial condition could be adversely affected. Further, there can be no assurance that these third party implementation providers, many of which have significantly greater financial, technical, personnel, and marketing resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

      Dependence on Principal Product. License and service and maintenance revenues related to System ESS have represented a substantial portion of the Company's revenues in recent years. System ESS and the Company's new VIVALDI suite of software are expected to continue to represent substantially all of the Company's revenues in the future. The Company's success depends on continued market acceptance of these products as well as its ability to introduce new versions and products to meet the evolving needs of its customers. There can be no assurance that the Company's products will continue to achieve market acceptance or that the Company will introduce enhanced versions on a timely basis, or at all, to meet the evolving needs of its customers. Any reduction in demand for the Company's products, increased competition in the market for supply chain management software, technological change, or other factors could have a materially adverse effect on the Company's business, operating results and financial condition.

      Dependence on Emerging Market for Supply Chain Management Software. The Company currently derives, and is expected to continue to derive, a substantial portion of its revenues from licenses and services related to System ESS and its new VIVALDI suite, client/server supply chain management software products. The market for enterprise-wide management software in general, and for supply chain management software in particular, has been limited in recent periods, and there can be no assurance that it will stabilize or that businesses will continue to adopt System ESS or the VIVALDI suite. The Company has spent, and intends to continue to spend, considerable resources educating potential customers generally about supply chain management, about the need for order fulfillment software solutions and specifically about the VIVALDI suite. However, there can be no assurance that such expenditures will enable System ESS and the VIVALDI suite to achieve any additional degree of market acceptance. If the supply chain management software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition could be materially and adversely affected.

      Rapid Technological Change and Requirement for Frequent Product

Transitions. The market for the Company's products is characterized by rapid technological developments, evolving industry standards, and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements, and develop and introduce in a timely manner new or enhanced products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed and changing heterogeneous hardware platforms, operating systems, relational databases, and networks. The System ESS and VIVALDI customer operates on Windows 3.1, Windows 95, and Windows NT platforms. System ESS and VIVALDI currently provide support for 13 languages. System ESS and VIVALDI can currently operate on UNIX server platforms for Hewlett-Packard Corporation, IBM, Digital Equipment Corporation, and Sun Microsystems Corporation as well as on Windows NT server platforms. The Company continues to enhance its products to operate on such platforms in order to meet customers' requirements. There can be no assurances that the Company will be successful in developing enhanced versions of System ESS and the VIVALDI suite or new products on a timely basis, or that such enhancements or new products, when introduced, will achieve market acceptance or will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results, and financial condition could be materially and adversely affected.

      Litigation. In November, 1998, a licensee of System ESS (pursuant to a license agreement with a Company partner) which is indebted to the Company for implementation services, initiated an arbitration proceeding before the American Arbitration Association in New York, New York seeking cancellation of its indebtedness, a refund of prepaid support fees and the license revenue, with such refunds trebled. In February, 1999, a class action lawsuit was commenced against the Company, certain of its officers, directors, and controlling shareholders who sold shares of Common Stock during the class period, and its underwriters claiming violations of the Federal securities laws. In May, 1999, the Company initiated an Arbitration in Denmark against a Danish licensee of System ESS seeking damages for breach of contract. The Company anticipates that this licensee will claim damages against the Company for breach of contract. While management believes these actions to be without merit, an unfavorable outcome in any of these or any other actions which may be brought against the Company may have a material adverse affect upon the Company's business, operating results, and financial condition.

      Risk of Software Defects. Software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company has in the past released products with defects, discovered software errors in certain of its new versions after introduction, and experienced delays or lost revenue during the period required to correct these errors. The Company regularly introduces new releases and periodically introduces new products. There can be no assurance that, despite testing by the Company and by its customers, defects and errors will not be found in existing products or in new products, releases, versions, or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation, loss of or delay in market acceptance, or require product changes, any of which could have a material adverse effect upon the Company's business, operating results, and financial condition.

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

      Control by Management and Current Stockholders; Indemnification of Officers and Directors. The Company's executive officers and directors and their affiliates, in the aggregate, own beneficially 52.9% of the Company's outstanding Common Stock as of April 30, 1999. In particular, Warburg, Pincus Investors, L.P. ("Warburg") owned beneficially 39.0% of the Company's outstanding Common Stock as of such date. As a result, Warburg can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg and the Company's officers and directors under certain circumstances could have the effect of delaying, deferring, or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of such stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs, or other purchases of Common Stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of Common Stock. The Company has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

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

      Registration Rights. A total of 15,349,769 shares of Common Stock held by certain stockholders are entitled to certain registration rights. If such stockholders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, the sale of such shares could have a material adverse effect on the market price for the Company's Common Stock and could materially adversely effect the Company's ability to raise additional capital when or if required.

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

ITEM 2. FACILITIES

      The Company's principal product development, and its Nordic service, support, sales, and marketing facilities, are located in Stockholm, Sweden, where the Company currently leases approximately 69,000 square feet under two lease agreements expiring in August of 1999 and September 2000. In August of 1999 the Company will move all Stockholm operations to new premises pursuant to a new five year lease beginning August 1999 of approximately 98,000 square feet. The Company also leases office space for its eight sales and service offices in the United States, significantly 27,000 square feet in Marlton, New Jersey pursuant to a lease expiring in January 2000, and, in addition, three smaller offices in Sweden, two offices in Germany and one each in the United Kingdom, the Netherlands, Australia, France, and Canada. The Company believes that it will be able to locate sufficient office space to allow it to operate according to its plans for the next two fiscal years.

ITEM 3. LEGAL PROCEEDINGS

      In November, 1998, a licensee of System ESS (pursuant to a license agreement with a Company partner) which is indebted to the Company for integration services, initiated an arbitration proceeding before the AmericanArbitration Association in New York, New York seeking cancellation of its indebtedness, a refund of prepaid support fees and the license revenue, with such refunds trebled. In February, 1999, a class action lawsuit was commenced against the Company, certain of its officers, directors, and controlling shareholders who sold shares of Common Stock during the class period, and its underwriters claiming violations of the Federal securities laws. In May, 1999, the Company initiated an Arbitration in Denmark against a Danish licensee of System ESS seeking damages for breach of contract. The Company anticipates that this licensee will claim damages against the Company for breach of contract. While management believes these actions to be without merit, an unfavorable outcome in any of these or any other actions which may be brought against the Company may have a material adverse affect upon the Company's business, operating results, and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1999.

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

Fiscal Year 1998                                     High            Low
----------------                                     ----            ---

First Quarter (ended July 31, 1997)                $ 16 1/2       $ 9 1/2
Second Quarter (ended October 31, 1997)              28 3/16       11 5/8
Third Quarter (ended January 31, 1998)               30 3/8        20 3/4
Fourth Quarter (ended April 30, 1998)                33 1/2        21 3/4

Fiscal Year 1999                                     High            Low
----------------                                     ----            ---

First Quarter (ended July 31, 1998)                $ 21 5/8       $ 9 7/8
Second Quarter (ended October 31, 1998)              10 3/8         3 1/2
Third Quarter (ended January 31, 1999)                8 1/8         4 1/4
Fourth Quarter (ended April 30, 1999)                 4 7/16        1 11/16

As of July 15, 1999, there were 86 shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

DIVIDEND POLICY

The Company has never declared or paid any dividends on its Common Stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business. The Swedish Company Act imposes certain limitations on the ability of IMAB to pay dividends to the Company.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this Form 10-K and the Consolidated Financial Statements and Notes thereto and the other financial information included in Item 14 of this Form 10-K. The selected consolidated financial data set forth below for the Company as of April 30, 1998, and April 30, 1999, and for each of the three years in the period ended April 30, 1999, are derived from audited financial statements included elsewhere herein.

Five Year Review:

                                                                   Year Ended April 30,
                                                     1995       1996        1997        1998        1999
                                                               (in thousands, except per share data)
Consolidated Statement of Operations Data:
  Revenues:
 Licenses .....................................   $ 10,661    $ 15,474    $ 26,147    $ 36,090    $ 17,039
 Services and maintenance .....................     14,543      23,103      31,747      57,632      68,233
 Other ........................................      2,540       1,432       1,718       1,662       1,696
                                                  --------    --------    --------    --------    --------
 Total revenues ...............................     27,744      40,009      59,612      95,384      86,968
                                                  --------    --------    --------    --------    --------
Cost of revenues:

 Licenses .....................................      2,172       2,717       1,540         790       2,212
 Services and maintenance .....................     12,424      16,813      22,871      41,826      68,670
 Other ........................................      2,252         947       1,001       1,029         752
                                                  --------    --------    --------    --------    --------
 Total cost of revenues .......................     16,848      20,477      25,412      43,645      71,634
                                                  --------    --------    --------    --------    --------
 Gross profit .................................     10,896      19,532      34,200      51,739      15,334
                                                  --------    --------    --------    --------    --------
Operating expenses:
 Product development ..........................      7,009       6,822       9,935      14,684      24,267
 Acquired In-process Research and Development .                                              0       2,500
 Sales and marketing ..........................      5,720       7,746      14,997      20,878      27,295
 General and administrative ...................      4,192       3,579       4,399       6,989      12,332
 Amortization of goodwill .....................         --          --          --         114         486
 Restructuring costs ..........................         --          --          --          --       3,522
                                                  --------    --------    --------    --------    --------

 Total operating expenses .....................     16,921      18,147      29,331      42,665      70,402
                                                  --------    --------    --------    --------    --------
Income (loss) from operations .................     (6,025)      1,385       4,869       9,074     (55,068)
Other income (expense):
 Interest income ..............................         15          13         643       3,490       4,446
 Interest expense .............................       (689)       (744)       (253)       (123)       (128)
 Miscellaneous income (expense) ...............       (384)        (12)        (21)       (286)       (931)
                                                  --------    --------    --------    --------    --------
Income (loss) from continuing
 operations before income taxes ...............     (7,083)        642       5,238      12,155     (51,681)
Provision (benefit) for income taxes ..........       (941)       (781)       (190)      2,762     (16,422)
                                                  --------    --------    --------    --------    --------
Income (loss) from continuing operations ......     (6,142)      1,423       5,428       9,393     (35,259)
Income (loss) from discontinued operations ....       (246)        327         374          --          --
Gain on sale of discontinued operations
 (net of income tax of $372) ..................         --          --       1,100          --          --
                                                  --------    --------    --------    --------    --------
Net income (loss) .............................   $ (6,388)   $  1,750    $  6,902    $  9,393    $(35,259)
                                                  ========    ========    ========    ========    ========
Net income per share data-assuming dilution(1):
Income from continuing operations .............               $   0.06    $   0.20    $   0.30    $  (1,09)
Income from discontinued operations ...........                   0.01        0.01          --          --
Gain on sale of discontinued operations .......                     --        0.04          --          --
                                                              --------    --------    --------    --------
Net income per share-assuming dilution ........               $   0.07    $   0.25    $   0.30    $  (1,09)
                                                              --------    --------    --------    --------

                                                              --------    --------    --------    --------
Shares used in per share calculation-assuming
  dilution ....................................                 25,223      28,063      30,821      32,431
                                                              ========    ========    ========    ========
                                                                  April 30,
                                      1995            1996          1997          1998          1999
                                                                (in thousands)
Consolidated Balance Sheet Data:
  Cash and cash equivalents.          $    160       $    558       $  9,023      $ 41,982      $ 29,065
  Short-term investments ...                --             --          9,952        69,416        24,848
  Working capital (2) ......            (3,478)        (1,364)        30,831       120,479        54,187
  Total assets .............            15,508         21,324         50,963       149,329       115,085
  Capital lease obligations,
    less current portion ....              267            624            554           281            --

  Total stockholders' equity            (2,097)           502         34,754       124,573        83,881

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

OVERVIEW

      IMI develops, markets, and supports client/server application software that enables manufacturers, distributors, and wholesalers to more effectively manage the supply chain. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991. In 1993, the Company introduced System ESS, which was designed to meet the needs of multinational manufacturers, distributors, and wholesalers. In May, 1999, the Company introduced the VIVALDI Suite, a suite of open applications which provide full capabilities for managing and executing the global fulfillment and customer service process. The VIVALDI Suite incorporates System ESS components as well as the Customer Relationship Management Software the Company recently acquired in its acquisition of Abalon AB.

      Substantially all of the Company's revenues in the last three years have been attributable to license fees and related services, including software maintenance and support, implementation, consulting, and training. The Company expects that license and services revenues related to System ESS and the VIVALDI Suite will continue to constitute predominantly all of the Company's revenues in the foreseeable future.

      Revenues from sales in the United States decreased from $53.5 million in fiscal 1998 to $40.6 million in fiscal 1999, revenues from sales in Europe increased from $35.5 million in fiscal 1998 to $44.0 million in fiscal 1999, and revenues from sales in Asia/Pacific decreased from $6.3 million to $2.4 million over the same period. Future operating results will depend on many factors, including the growth of the supply chain management software market, market acceptance of the Company's products, competition, the success of the Company's expansion of its sales, support, service, and marketing organizations, general economic conditions, and other factors.

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

RESULTS OF OPERATIONS

      For the fiscal periods indicated, the following table sets forth the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                     Year Ended April 30,

                                                  1999        1998        1997

Consolidated Statement of Operations Data:

Revenues:
 Licenses ...................................      19.6%       37.8%       43.9%
 Services and maintenance ...................      78.4        60.4        53.2
 Other ......................................       2.0         1.8         2.9
                                                 ------      ------      ------
  Total revenues ............................     100.0       100.0       100.0

Cost of revenues:
Licenses ....................................       2.5         0.8         2.6
  Services and maintenance ..................      79.0        43.9        38.3
  Other .....................................       0.9         1.1         1.7
                                                 ------      ------      ------
   Total cost of revenues ...................      82.4        45.8        42.6
                                                 ------      ------      ------
   Gross profit .............................      17.6        54.2        57.4
                                                 ------      ------      ------
Operating expenses:
 Product development ........................      27.9        15.4        16.7
 Acquired In-process Research and Development       2.9         0.0         0.0
 Sales and marketing ........................      31.4        21.9        25.1
 General and administrative .................      14.2         7.4         7.4
 Amortization of goodwill ...................       0.6         0.0
 Restructuring costs ........................       4.0         0.0         0.0
                                                 ------      ------      ------
  Total operating expenses ..................      81.0        44.7        49.2
                                                 ------      ------      ------
Income (loss) from operations ...............     (63.4)        9.5         8.2
Other income (expense):
 Interest income ............................       5.1         3.6         1.1
 Interest expense ...........................      (0.1)       (0.1)       (0.4)
 Miscellaneous income (expense) .............      (1.0)       (0.3)        0.0
                                                 ------      ------      ------
Income (loss) from continuing
 operations before income taxes .............     (59.4)       12.7         8.9
Provision (benefit) for income taxes ........     (18.9)        2.9        (0.3)
                                                 ------      ------      ------
Income from continuing operations ...........     (40.5)        9.8         9.2
Income from discontinued operations .........        --          --         0.6
Gain on sale of discontinued operations .....        --          --         1.8
                                                 ------      ------      ------
Net income (loss) ...........................     (40.5%)       9.8%       11.6%

COMPARISON OF FISCAL YEARS 1999, 1998, and 1997

REVENUES

      The Company's revenues consist of software license revenues, service and maintenance revenues, and other revenues. Software license revenue is recognized when a contract has been executed, delivery has occurred, and collectibility is probable. Maintenance and support revenue is deferred and recognized ratably over the term of the agreement, generally one year. Service revenue is recognized as the Company performs the services in accordance with the contract. Other revenues are primarily third-party hardware sales necessary to help certain customers implement the Company's products.

      Total revenues decreased 8.8% to $87.0 million in fiscal 1999 from $95.4 million in fiscal 1998 as a result of a decrease in software license revenues offset somewhat by an increase in related service and maintenance revenues. Total revenues increased 60.0% to $95.4 million in fiscal 1998 from $59.6 million in fiscal 1997 as a result of increased license revenues and related service and maintenance fees. The Company currently derives substantially all of its revenues from licenses of System ESS and related service and maintenance.

      Software License Revenues. Revenues from software licenses decreased 52.8% to $17.0 million in fiscal 1999 from $36.1 million in fiscal 1998 and increased 38.0% in fiscal 1998 from $26.1 million in fiscal 1997. LicenseSoftware license revenues constituted 19.6%, 37.8%, and 43.9% of total revenues in fiscal 1999, 1998, and 1997, respectively. The decrease in software license revenues in fiscal 1999 from fiscal 1998 was due primarily to sales delays associated with the re-building and training of the United States direct sales force, which was substantially completed in the first six months of fiscal 1999. In addition, the Company has been affected by a worldwide slowdown in sales of enterprise software applications and a lengthening of the sales cycle as potential customers scrutinize their enterprise application purchases due to concerns with issues such as Year 2000 problems and changes in global economic conditions. The increase in software license revenues in fiscal 1998 from fiscal 1997 was primarily due to growing market acceptance of the Company's software products and expansion of the Company's sales and marketing organization, particularly into new geographical areas and new vertical markets.

      Service and Maintenance Revenues. Service and maintenance revenues increased 18.4% to $68.2 million in fiscal 1999 from $57.6 million in fiscal 1998, and increased 81.5% in fiscal 1998 from $31.7 million in fiscal 1997. Service and maintenance revenues constituted 78.4%, 60.4% and 53.2% of total revenues in fiscal 1999, 1998 and 1997, respectively. The increase in the absolute dollar amount of service and maintenance revenues each year was related primarily to an increase in the number of System ESS licenses sold during the prior fiscal year and the high percentage of maintenance agreement renewals for licenses sold in prior years and, with respect to fiscal 1999, the additional revenue generated by the expansion of the Company's consulting organization in the United States and Europe. The increase in service and maintenance revenues as a percentage of total revenues was the result of the increased revenue from the continued build-up of the services organization and, with respect to fiscal 1999, the decrease in software license revenues in that year. Generally, service and maintenance revenues tend to track software license transactions in prior periods and inasmuch as software license revenues declined in fiscal 1999, the Company anticipates that service and maintenance revenues may decline in fiscal 2000 both in absolute dollars and as a percentage of total revenues.

      Other Revenues. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues increased 2.0% to $1.696 million in fiscal 1999 from $1.662 million in fiscal 1998 and decreased 3.3% in fiscal 1998 from $1.7 million in fiscal 1997. Other revenues constituted 2.0%, 1.8%, and 2.9% of total revenues in fiscal 1999, 1998, and 1997, respectively. Other revenues will vary over time as a percentage of total revenues due to the size of specific hardware sales.

COST OF REVENUES

      Cost of revenues was $71.6 million, $43.6 million, and $25.4 million in fiscal 1999, 1998, and 1997 representing 82.4%, 45.8% and 42.6% of total revenues, respectively. The increase in total cost of revenues both in absolute dollars and as a percentage of total revenues for the periods indicated was primarily due to the increase in service and maintenance revenues as a percentage of total revenues and the fact that gross margin on services and maintenance revenues is lower than the margin on license revenues. If revenues from software licenses increase as a percentage of total revenues, the costs of revenues will again decline as a percentage of total revenues.

      The following table sets forth, for the periods indicated, the cost of revenues for each revenue category and the cost of revenues represented as a percentage of each revenue category:

                                                Year Ended April 30,
                                  1999                 1998                1997
                           ------------------------------------------------------------
                           Cost      % of       Cost      % of      Cost       % of
                           Of        Revenue    Of        Revenue   Of         Revenue
                           Revenues  Category   Revenues  Category  Revenues   Category

                                   (in thousands, except percentage data)

Licenses ...............    $ 2,212     13.0%    $   790      2.2%   $ 1,540      5.9%
Services and maintenance     68,669    100.6      41,826     72.6     22,871     72.0
Other ..................        752     44.3       1,029     61.9      1,001     58.3
                            -------              -------             -------
 Total cost of revenues     $71,633     82.4%    $43,645     45.8%   $25,412     42.6%
                            =======              =======             =======

      Cost of Software License Revenues. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of System ESS and, occasionally, the cost of third-party complementary software that is licensed together with System ESS without being embedded into System ESS. Cost of software license revenues was $2.2 million, $0.8 million, and $1.5 million, in fiscal 1999, 1998, and 1997, andrepresenting 13.0%, 2.2%, and 5.9% of software license revenues, respectively. The increase in cost of software license revenues both in absolute dollar amount and as a percentage of software license revenues in fiscal 1999 from fiscal 1998 was primarily due to increased sublicensing of complementary software. The decrease, both in the absolute dollar amount and as a percentage of the cost of software license revenues in fiscal 1998 from fiscal 1997 was principally related to the fact that revenues received under the new Agreement with Oracle were net of fees retained by Oracle.

      Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists primarily of costs associated with consulting, implementation, and training services and the use by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of service and maintenance revenues also includes the cost of providing software maintenance to customers, such as telephone hotline support. Cost of service and maintenance revenues was $68.7 million, $41.8 million, and $22.9 million in fiscal 1999, 1998, and 1997, representing 100.6%, 72.6%, and 72.0%, of service and maintenance revenues, respectively. The increase in the cost of service and maintenance revenues both in absolute dollar amounts and as a percentage of service and maintenance revenues was due to costs associated with hiring and training new services personnel in anticipation of increased software license sales, to the extensive use of subcontractors, and an intentional investment to expedite implementation of licenses sold. Cost of service and maintenance revenues is expected to decline beginning in fiscal 2000, both in absolute dollar amounts and as a percentage of service and maintenance revenues, as the Company realigns costs in order to restore long-term profitability.

      Cost of Other Revenues. Cost of other revenues consists primarily of the cost of third party hardware supplied to certain customers. Cost of other revenues was $0.8 million, $1.0 million, and $1.0 million in fiscal 1999, 1998, and 1997, representing 44.3%, 61.9%, and 58.3% of other revenues, respectively. The Company expects cost of other revenues to fluctuate on a period to period basis, due to the size of specific hardware sales.

      Product Development. Product development expenses consist primarily of salaries and other related costs for the Company's product development staff. Product development expenses were $24.3 million, $14.7 million and $9.9 million in fiscal 1999, 1998, and 1997, representing 27.9%, 15.4% and 16.7% of total revenues, respectively. The increase in product development expenses in absolute dollar amount was due to an increase in the number of product development personnel and other related costs related to expanding the Company's product development department as well as the extensive use of subcontractors in developing version 5.2 of System ESS, which was completed in August 1998. In fiscal 1999, the Company also incurred one-time costs for the expansion of System ESS functionality in the consumer product sector. Product development expenses as a percentage of total revenues were higher than anticipated in fiscal 1999 as a result of lower than expected total revenues in that year. The Company expects that product development expenses will decrease both in absolute dollar amount and as a percentage of revenues beginning in fiscal 2000 as the Company adjusts its expenses to restore profitability. The Company anticipates that subcontractors will be used to a lesser extent in the future.

In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, software development costs incurred in the product development of new software products are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of the Company's products and general release substantially coincide. As a result, the Company has not capitalized any software development costs since such costs have been immaterial.

      Acquired in-process research and development. Acquired in-process research and development consists of one-time charges for acquisitions accounted for as purchases. The Company had one acquisition in fiscal 1999, the acquisition of Abalon AB resulting in the write-off of acquired in-process research and development of $2.5 million. The $2.5 million related to in-process research and development, as determined by an independent third-party appraisal, was charged against income in fiscal 1999 as the underlying research and development projects had not reached technological feasibility for Abalon's intended purpose and had no alternative future uses for the Company. The Company did not have any related write-off of acquired research and development in fiscal 1998 or 1997.

      Sales and Marketing. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $27.3 million, $20.9 million, and $15.0 million in fiscal 1999, 1998, and 1997, representing 31.4%, 21.9%, and 25.1% of total revenues, respectively. Sales and marketing expenses increased in fiscal 1999 from fiscal 1998 as a result of expanding sales offices in Europe and Asia/Pacific as well as increased staffing of Company employees in the Company's partner and marketing organizations. The increase in absolute dollars in fiscal 1998 from fiscal 1997 was due to the increased commission cost resulting from the increased software license revenues that year.

      General and Administrative. Ongoing general and administrative expenses consists primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other requirements. General and administrative expenses were $12.3 million, $7.0 million, and $4.4 million in fiscal 1999, 1998, and 1997, representing 14.2%, 7.4%, and 7.4% of total revenues, respectively. The increase in general and administrative expenses was primarily the result of costs related to expanding the Company's administrative and information technology capabilities to keep up with the Company's expansion generally. The Company expects general and administrative expenses to decrease in future periods both in absolute dollar amounts and as a percentage of total revenues.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles relates to the fiscal 1998 acquisition of Ceratina International AB and the fiscal 1999 acquisition of Abalon AB. Goodwill and other intangibles is amortized over a 5 to 10 year period. Amortization of goodwill and other intangibles was $486,000 and $114,000, or less than 1% of total revenues, in fiscal 1999 and 1998, respectively, and the Company anticipates amortizing approximately $1.2 million from these acquisitions in fiscal 2000.

      Restructuring costs. Early in fiscal 1999, the Company hired personnel and expanded its facilities and infrastructure anticipating that its business would continue to grow at least as rapidly as it had in prior periods. When the market for enterprise software products generally contracted and the growth of the Company's business did not continue, the Company decided in the third quarter of fiscal 1999 to realign its cost structure and incurred a $3.5 million one-time restructuring charge in the fourth quarter. The purpose of the restructuring was to reduce the Company's cost base in order to restore profitability, and the components of the charge consisted mainly of employee severance costs and the costs related to closing sales offices and other facilities.

      Other Income (Expense). Other income (expense) comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was approximately $4.4 million and $3.5 million in fiscal 1999 and 1998, whereas in fiscal 1997 interest income was $0.6 million. The increase in 1998 compared to fiscal 1997 was due to the Company's investment of a portion of the proceeds of its initial and secondary public offerings in short-term investments and interest-bearing accounts. Interest expenses have decreased from approximately $0.2 million in fiscal 1997 to approximately $0.1 million in fiscal 1998 and $0.1 million in fiscal 1999. The decrease from fiscal 1997 was the result of the Company's repayment of its outstanding loans after the initial public offering.

      Discontinued Operations. In fiscal 1997, the Company sold its 55% owned subsidiary, Pargon AB ("Pargon") for $2.9 million in cash. The capital gain on this transaction was $1.1 million (net of income tax of $0.4 million). Pargon's business was focused on microprocessor compiler software and systems consulting services which did not fit the Company's strategy of focusing on System ESS.

      Provision for Income Taxes. Provision for income taxes was $2.8 million in fiscal 1998, whereas in fiscal 1999 and 1997 the Company recorded a benefit for income taxes of $16.4 million and $0.2 million, respectively. In fiscal 1997, the benefit related primarily to the reduction of the Company's valuation allowance on deferred tax assets. At April 30, 1999, the Company's deferred tax asset amounted to $21.9 million, of which $16.0 million related to net operating loss carryforwards, primarily incurred in the United States and Sweden, and $3.3 million related to disqualifying dispositions arising from the sale of common stock by Company employees who participated in the Company's stock compensation plans. The tax assets arising from disqualifying dispositions are available to reduce future United States income taxes payable through April 30, 2013. The net operating loss carryforwards, of which substantially all were incurred during fiscal year 1999, may be carried forward to offset future income up to 15 years in the United States and indefinitely in Sweden. In light of this long period of time during which the Company may carry forward its tax losses and the fact that future operating results will depend on numerous factors, including the growth of the supply chain software market generally, the market acceptance of the Company's products, and the success of the restructuring described above, management assessed that $5.9 million was an adequate valuation allowance against the net deferred tax asset recorded at April 30, 1999. The Company will continue to measure the deferred tax asset against future performance and the related carryforward period and may decide to increase or decrease this valuation allowance in the future.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed and met its capital expenditure requirements through cash flows from operations, short-term borrowings, and, during fiscal 1997 and fiscal 1998, through sales of equity securities. Cash from operations was $16.0 million in fiscal 1998 while $2.2 million and $35.8 million were used in operating activities in fiscal 1997 and 1999, respectively. Repayments of borrowings were $1.8 million and $8.1 million in fiscal 1999 and 1997, Netrespectively, while net proceeds from borrowings were $0.9 million in fiscal 1998. Cash flows from issuance of common stock were $1.9 million, $79.9 million, and $28.1 million in fiscal 1999, 1998, and 1997, respectively. The Company purchased approximately $4.7 million, $3.6 million, and $2.2 million of office equipment and other property in fiscal 1999, 1998, and 1997, respectively. At April 30, 1999, the Company did not have any material commitments for capital expenditures.

      At April 30, 1999, the Company had $54.2 million of working capital, including $29.1 million in cash and cash equivalents and $24.8 in short term investments, as compared to $120.5 million of working capital at April 30, 1998. The decrease in working capital was the result of the increase in accrued expenses and other current liabilities, the operating loss for the period, the payment of $6.3 million to repurchase 1,838,766 shares of the Company's Common Stock pursuant to the buy-back program announced in October 1998, and the payment of $9.5 million in connection with the acquisition of Abalon.

      Accounts receivable, net of allowance for doubtful accounts, decreased to $23.8 million at April 30, 1999, from $24.3 million at April 30, 1998. Contract receivables, primarily scheduled amounts due from customers on terms which are longer than typical trade terms, decreased to $0.7 million at April 30 1999, from $2.0 million at April 30, 1998. The allowance for doubtful accounts increased to $4.9 million at April 30, 1999, from $0.2 million at April 30, 1998, primarily as a result of disputes with two customers. However, the Company has generally encountered increased difficulty in collecting its receivables.

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

YEAR 2000.

      "Year 2000" or "Y2k" compliance means the ability to process and receive, with retained functionality, date and time data for periods before and after the turn of the century. Certain time-sensitive computer programs written using only two digits to define a year may recognize a date using "00" as the year 1900 or some other year than 2000, which could result in miscalculations and system failures. The Company has recognized that such computer program problems could affect the Company's software products as well as the Company's internal systems and has taken steps to address any potential Year 2000 compliance problems in both areas.

      The Company has devoted a substantial amount of time over the lasttwo years to validate that the standard version of its principal product, SystemSystem ESS, is Year 2000 compliant. The Company will continue to validate such compliance through 1999 and, if necessary, will issue releases for all supported versions of standard System ESS to insure that all standard System ESS systems can with retained functionality store, process, and receive date and time data for periods before and after the turn of the century if correct date and time data are inputted. The Company also has assessed the Year 2000 readiness of the third-party software vendors whose products are licensed in conjunction with or as part of standard System ESS and is satisfied that all such products are or will be Year 2000 compliant.

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

      The software used by the Company to manage its internal systems, such as time and billing, accounting, general ledger, and the like, was developed by the Company and was not originally Year 2000 compliant. The Company has updated the software to make it Year 2000 compliant and is currently testing the updated software. The Company anticipates that the updated, Year 2000 compliant software will be implemented by the end of August, 1999. The Company estimates that the total cost of updating its internal computer systems, based upon the time expended by the Company's own employees, to be approximately $150,000 to date, which amount has been paid out of working capital. The other internal system identified by the Company not to be Year 2000 compliant was the telephone system in its offices in Stockholm. The Company is in the process of moving to new offices, and the telephone system being installed in the new offices is Year 2000 compliant. The Company will continue to test all of its automated systems and will develop contingency plans for all systems not expected to be Year 2000 compliant by the end of August, 1999. The Company also will continue its efforts to confirm that major third-party businesses and its public and private providers of infrastructure services, such as utilities, communications services, and transportation also will be prepared for the Year 2000. The Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. At this time, the registrant believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the registrant, either directly or indirectly, the registrant cannot at present estimate either the likelihood or the potential cost of such failures.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading of other purposes. As of April 30, 1999, the Company had no long-term investments and its short-term investments consisted of one Federal Agency security with a maturity of less than one year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Part IV Item 14 (a)(1) and
(2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the information to be set forth in the 1999 Proxy Statement under the caption "Election of Directors".

ITEM 11. EXECUTIVE COMPENSATION

      Reference is made to the information to be set forth in the 1999 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is made to the information to be set forth in the 1999 Proxy Statement under the caption "Ownership of Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Reference is made to the information to be set forth in the 1999 Proxy Statement under the caption "Certain Business Relationships."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as a part of this Report:

      (1) Consolidated Financial Statements. The following consolidated financial statements of Industri-Matematik International Corp. are filed as part of this report:

      Report of Independent Accountants

      Consolidated Balance Sheets as of April 30, 1998, and April 30, 1999.

      Consolidated Statements of Operations for the years ended April 30, 1997, 1998, and 1999.

      Consolidated Statements of Changes in Stockholders' Equity for the years ended April 30, 1997, 1998, and 1999.

      Consolidated Statements of Cash Flows for the years ended April 30, 1997, 1998, and 1999.

      Notes to Consolidated Financial Statements.

      Consent of Independent Accountants dated July 29, 1999

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

Number     Description
--------   -----------

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

10.1 Registration and Expense Agreement among the Company, Martin Leimdorfer, and Warburg Pincus Investors, L.P.(1)

10.2 Registration Rights Agreement among the Company, Martin Leimdorfer, and Warburg Pincus Investors, L.P.(1)

10.3  Stock Option Plan of the Company(1)

10.4  Form of Agreements of Restricted Stock Program(1)

10.5  Employee Stock Purchase Plan of the Company, as amended(2)

10.6  1998 Stock Option Plan of the Company(2)

10.7 Amended and Restated Employment Agreement dated April 3, 1997 between Stig Durlow and the Company(3)

10.8 Agreement dated September 26, 1997, between Lars-Goran Peterson and the Company(4)

10.9  Agreement effective May 1, 1997, between Mats Lillienberg and the
      Company(4)

10.10 Employment Agreement dated October 16, 1998, between the Company and Philippe Beaurain(5)

10.11 Employment Agreement dated January 10, 1991, between Per-Olof Ekholtz and Industri-Matematik Datasystem AB and supplemented by Agreement dated September 18, 1997, between Per-Olof Ekholtz and the Company(4)

10.12 Employment Agreement dated March 16, 1998, between John P. Geraci, Jr. and the Company(4)

10.13 Lease Contract for Commercial Premises No. 2003-0017-1 dated April 1, 1997, between Lansforsakringsbolagen AB and Industri-Matematik, AB(6)

10.14 Lease Contract for Commercial Premises No. 2003-0009-1 dated October 1, 1997, between Lansforsakringsbolagen AB and Industri-Matematik, AB(6)

10.15 Agreement and Amendment to Lease Contract for Commercial Premises No. 2003-0009-1 dated October 17, 1997, between Lansforsakringsbolagen AB and Industri-Matematik, AB(6)

10.16 Form of Indemnity Agreement with Officers and Directors(1)

21    Subsidiaries of the Company

23    Consent of Independent Public Accountants

27    Financial Data Schedule

(1) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (No. 333-5495).

(2) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 (No. 333-81905).

(3) Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

(4) Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.

(5) Incorporated by reference from the Exhibit to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended January 31, 1999.

(6) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 (No. 333-37355)

      (d) Financial Statement Schedules

      None.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Industri-Matematik International
Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Industri-Matematik International Corp. and its subsidiaries at April 30, 1999 and April 30, 1998 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidencing supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Stockholm, Sweden
July 29, 1999

OHRLINGS COOPERS & LYBRAND AB

By: /S/ ROBERT BARNDEN

   Robert Barnden

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                      April 30,
                                                                    1998      1999
ASSETS
Current assets:
  Cash and cash equivalents....................................  $  41,982  $  29,065
  Short-term investments.......................................     69,416     24,848
  Accounts receivable, less allowance for doubtful accounts
  of $210 and $4,883 at April 30, 1998 and 1999, respectively..     24,289     23,772
  Contract receivables.........................................      2,180        703
  Prepaid expenses.............................................      2,824      2,742
  Income taxes receivable......................................        402        733
  Other current assets.........................................        501        558
                                                                 ---------  ---------
     Total current assets......................................    141,594     82,421
                                                                 =========  =========
Non current assets:
  Property and equipment, net..................................      5,011      6,682
  Deferred income taxes........................................          5     16,042
  Goodwill.....................................................      1,002      9,084
  Other non current assets.....................................      1,717        856
                                                                 ---------  ---------
     Total non current assets..................................      7,735     32,664
                                                                 ---------  ---------
          Total assets.........................................  $ 149,329  $ 115,085
                                                                 =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations.................  $     274  $     110
  Current portion of notes payable.............................        486        534
  Accounts payable.............................................      2,439      3,177
  Accrued expenses and other current liabilities...............      6,016     12,853
  Accrued payroll and employee benefits........................      5,938      6,243
  Deferred revenue.............................................      5,962      5,317
                                                                 ---------  ---------
     Total current liabilities.................................     21,115     28,234
                                                                 =========  =========
Long-term liabilities:
  Capital lease obligations....................................        281         --
  Notes payable................................................        840        303
  Accrued pension liability....................................      2,132      2,476
  Other long-term liabilities..................................        388        191
                                                                 ---------  ---------
     Total long-term liabilities...............................      3,641      2,970
                                                                 ---------  ---------
     Total liabilities.........................................  $  24,756  $  31,204
                                                                 =========  =========

Commitments and contingencies (Note 14)
Stockholders' equity:
  Common Stock; voting, $.01 par value; 35,000,000 and
   62,500,000 shares authorized; 32,917,552 and 31,499,348
   issued and outstanding......................................        329        315
  Additional paid-in capital...................................    127,886    123,945
  Retained earnings (deficit)..................................      5,287    (29,972)
  Accumulated other comprehensive loss.........................     (2,426)    (3,514)
  Notes receivable from stockholders (Note 13).................     (6,503)    (6,893)
                                                                 ---------  ---------
     Total stockholders' equity................................    124,573     83,881
                                                                 ---------  ---------
     Total liabilities and stockholders' equity................  $ 149,329  $ 115,085
                                                                 =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                    Year Ended April 30,
                                                 1997        1998         1999
Revenues:
  Licenses .................................   $ 26,147    $ 36,090    $ 17,039
  Services and maintenance .................     31,747      57,632      68,233
  Other ....................................      1,718       1,662       1,696
                                               --------    --------    --------
     Total revenues ........................     59,612      95,384      86,968
                                               ========    ========    ========
Cost of revenues:
  Licenses .................................      1,540         790       2,212
  Services and maintenance .................     22,871      41,826      68,670
  Other ....................................      1,001       1,029         752
                                               --------    --------    --------
     Total cost of revenues ................     25,412      43,645      71,634
                                               --------    --------    --------
     Gross profit ..........................     34,200      51,739      15,334
                                               --------    --------    --------
Operating expenses:
  Product development ......................      9,935      14,684      24,267
  Acquired in-process research and
  development ..............................         --          --       2,500
  Sales and marketing ......................     14,997      20,878      27,295
  General and administrative ...............      4,399       6,989      12,332
  Amortization of goodwill .................         --         114         486
  Restructuring ............................         --          --       3,522
                                               --------    --------    --------
     Total operating expenses ..............     29,331      42,665      70,402
                                               --------    --------    --------
Income (loss) from operations ..............      4,869       9,074     (55,068)
                                               ========    ========    ========
Other income (expense):
  Interest income ..........................        643       3,490       4,446
  Interest expense .........................       (253)       (123)       (128)
  Miscellaneous income (expense) ...........        (21)       (286)       (931)
                                               --------    --------    --------
Income (loss) from continuing operations
  before income taxes ......................      5,238      12,155     (51,681)
Provision (benefit) for income taxes .......       (190)      2,762     (16,422)
                                               --------    --------    --------
Income from continuing operations ..........      5,428       9,393     (35,259)
Income (loss) from discontinued opera-
  tions (Note 19) ..........................        374          --          --
Gain on sale of discontinued operations
  (net of income tax of $372) ..............      1,100          --          --
                                               --------    --------    --------
Net income (loss) ..........................   $  6,902    $  9,393    $(35,259)
                                               ========    ========    ========

Net income (loss) per share data: (Note 2)
Income (loss) from continuing operations ...   $   0.20    $   0.31    $  (1.09)
Income from discontinued operations ........       0.01          --          --
Gain on sale of discontinued operations ....       0.04          --          --
                                               --------    --------    --------
Net income (loss) per share ................   $   0.25    $   0.31    $  (1.09)
                                               ========    ========    ========

Net income (loss) per share data -
assuming dilution:
Income (loss) from continuing operations ...   $   0.20    $   0.30    $  (1.09)
Income from discontinued operations ........       0.01          --          --
Gain on sale of discontinued operations ....       0.04          --          --
                                               --------    --------    --------
Net income (loss) per share ................   $   0.25    $   0.30    $  (1.09)
                                               ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

            INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     (in thousands, except per share data)

                                                                                    Accumulated  Notes
                                                   Convertible            Class B   Additional   Retained
                                   Comprehensive   Preferred     Common   Common    Paid-in      Earnings
                                   Income (Loss)   Stock         Stock    Stock     Capital      (Deficit)
Balance as of
 April 30, 1996                                      $ 146       $ 94      $ 4    $ 15,323    $(10,870)

Conversion of
  Convertible
  Preferred Stock                                     (146)        29      117

Issuance of
  3,200,000 shares
  of Common Stock
  under Initial Public
  Offering, net of
  Expenses                                                     28,117                               32

Issuance of 35,500
shares of Common Stock
under Stock Option Plan                                             1                   70

Repurchase of 49,995
  shares of Common Stock
  under Restricted Stock
  Program                                                                                           --
  (138)                                                303       (137)

Net income                             6,902                                                     6,902

Currency translation
  adjustment                            (701)
  (701)
                                   -------------   -----------   ------   -------   ----------   ---------

Balance as of
  April 30, 1997                       6,201            --        156      121      43,379      (4,106)
                                       =====
Conversion of
  Class B Common Stock
  To Common Stock                                                 121     (121)

Issuance of
  4,030,625 shares
  of Common Stock
  under Follow-on Public
  Offering, net of
  Expenses                                                                                          40
                                                               76,200
Issuance of 616,484
shares of Common Stock
under Stock Option Plan                                             6                1,404

Issuance of 325,000
shares of Common Stock
under Restricted Stock
Program                                                             3                4,669

Issuance of 263,685
shares of Common Stock
under ESPP                                                          3                1,487

Income tax benefit
arising from stock
compensation plans                                                                     787

Payments on Notes
Receivable

Net income                             9,393                                                     9,393

Currency translation
  adjustment                            (156)
                                        (156)
                                   -------------   -----------   ------   -------   ----------   ---------

Balance as of
  April 30, 1998                       9,237            --        329       --     127,886       5,287
                                       =====
Issuance of 11,000 shares
  of Common Stock under
  Stock Option Plan                                                                    112

Issuance of 65,000 shares
  of Common Stock under
  Restricted Stock Program                                          1                  389

Issuance of 344,562 shares
  of Common Stock under ESPP                                        3                1,728

Repurchase of 1,838,766
sharesof Common Stock                                             (18)              (6,244)

Income tax benefit arising
  from stock compensation
  plans                                                                                 74

Net income                           (35,259)                                                  (35,259)

Currency translation
  adjustment                          (1,088)
                                      (1,088)
                                   -------------   -----------   ------   -------   ----------   ---------

Balance as of
April 30, 1999                     $ (36,267)         $ --      $ 315     $ --   $ 123,945  $ (29,972)
                                   =========          ====      =====     ====   =========  =========

                                       Total
                                       Other           Receivable    Stock
                                       Comprehensive   From          holders'
                                       Loss            Stockholders  Equity

Balance as of
 April 30, 1996                          $(1,569)      $(2,626)       $ 502

Conversion of
  Convertible
  Preferred Stock                                                         0

Issuance of
  3,200,000 shares
  of Common Stock
  under Initial Public
  Offering, net of
  Expenses                                                           28,085

Issuance of 35,500
shares of Common Stock
under Stock Option Plan                                                  71

Repurchase of 49,995
  shares of Common Stock
  under Restricted Stock
  Program                                                               (99)
  (138)

Net income                                                            6,902

Currency translation
  adjustment                                (701)

                                       -------------   ------------  ------

Balance as of
  April 30, 1997                          (2,270)       (2,526)      34,754

Conversion of
  Class B Common Stock
  To Common Stock                                                         0

Issuance of
  4,030,625 shares
  of Common Stock
  under Follow-on Public
  Offering, net of
  Expenses                                                           76,200

Issuance of 616,484
shares of Common Stock
under Stock Option Plan                                               1,410

Issuance of 325,000
shares of Common Stock
under Restricted Stock
Program                                                 (4,672)           0

Issuance of 263,685
shares of Common Stock
under ESPP                                                            1,490

Income tax benefit
arising from stock
compensation plans                                                      787

Payments on Notes
Receivable                                                 695          695

Net income                                                            9,393

Currency translation
  adjustment                                              (156)

                                       -------------   ------------  ------

Balance as of
  April 30, 1998                          (2,426)       (6,503)     124,573

Issuance of 11,000 shares
  of Common Stock under
  Stock Option Plan                                                     112

Issuance of 65,000 shares
  of Common Stock under
  Restricted Stock Program                                (390)          0

Issuance of 344,562 shares
  of Common Stock under ESPP                                          1,731

Repurchase of 1,838,766
sharesof Common Stock                                                (6,262)

Income tax benefit arising
  from stock compensation
  plans                                                                  74

Net income                                                          (35,259)

Currency translation
  adjustment                                            (1,088)

                                       -------------   ------------  ------

Balance as of
April 30, 1999                         $ (3,514)     $ (6,893)     $ 83,881
                                       ========      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                               Year Ended April 30,
                                                          1997         1998         1999
Cash flows from operating activities
  Net income (loss) ................................   $   6,902    $   9,393    $ (35,259)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Acquired in-process research and development ....          --           --        2,500
   Depreciation and amortization ...................       1,062        1,939        3,564
   Provision for doubtful accounts .................        (192)           4        4,618
   Deferred income taxes ...........................        (278)       1,587      (16,377)
   Accrued interest on short-term investments ......          --         (393)        (128)
     (Gain) loss on disposal of property and
        equipment...................................          29           27           (6)
     (Gain) loss on disposal of other shares .......        (111)          --          658
   Gain on disposal of discontinued operation ......      (1,100)          --           --
   Write-down of other shares ......................          --            3        1,000
   Write-down of property and equipment ............          --           --          109
   Changes in operating assets and liabilities:
     Accounts receivable ...........................      (9,123)      (2,099)      (3,341)
     Accrued receivables and prepaid expenses ......        (604)      (1,715)       1,739
     Income taxes ..................................          16         (387)        (241)
     Other assets ..................................        (203)      (1,735)          39
     Accounts payable ..............................          (5)         989          355
     Accrued expenses and other current liabilities       (2,331)       4,511        5,327
     Accrued payroll and employee benefits and
         deferred revenue ..........................       3,565        2,673         (892)
     Accrued pension liability .....................         435          437          537
                                                       ---------    ---------    ---------
   Net cash provided by (used in) continuing
    operations .....................................      (1,938)      15,234      (35,798)

   Net cash used in discontinued operations ........        (288)          --           --
                                                       ---------    ---------    ---------
   Net cash flows provided by (used in)
    operating activities ...........................      (2,226)      15,234      (35,798)
                                                       ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of short-term investments ...............     (35,847)    (278,637)    (187,800)
  Proceeds from sale of short-term investments .....      25,895      219,475      232,495
  Additions to property and equipment ..............      (2,202)      (3,605)      (4,694)
  Payment for Ceratina .............................          --       (1,025)        (178)
  Cash acquired in Ceratina ........................         348           --           --
  Payment for Abalon ...............................          --           --       (9,500)
  Proceeds from sale of property and equipment .....          19          246          128
  Proceeds from sale of other shares ...............         138           --            1
  Proceeds from sale of discontinued operations ....       2,900           --           --
  Collection of notes receivable ...................          --          695           --
                                                       ---------    ---------    ---------
   Net cash flows provided by (used in)
    investing activities ...........................      (8,749)     (62,851)      30,452
                                                       ---------    ---------    ---------
Cash flows from financing activities:
  Net payments under lines of credit ...............      (7,670)          --         (828)
  Payments on short-term borrowings ................        (101)          --           --
  Proceeds from notes payable ......................          --        1,539           --
  Payments on notes payable ........................          --         (213)        (362)
  Principal payments on capital lease obligations ..        (346)        (434)        (564)
  Issuance of Common Stock .........................      28,188       79,887        1,850
  Repurchase of Common Stock under Restricted
   Stock Program ...................................        (137)          --           --
  Repurchase and retirement of Common Stock ........                                (6,270)
  Other ............................................        (360)        (203)      (1,219)
                                                       ---------    ---------    ---------
   Net cash flows provided by (used in) financing
      activities ...................................      19,574       80,576       (7,393)
                                                       ---------    ---------    ---------
Translation differences on cash and cash
  equivalents ......................................        (134)           0         (178)
                                                       ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents       8,465       32,959      (12,917)
Cash and cash equivalents at beginning of year .....         558        9,023       41,982
                                                       ---------    ---------    ---------
Cash and cash equivalents at end of year ...........   $   9,023    $  41,982    $  29,065
                                                       =========    =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest .........................................   $     380    $     189    $     220
                                                       =========    =========    =========
  Income taxes .....................................   $      81    $     689    $     741
                                                       =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organization

      Industri-Matematik International Corp. ("IMIC"), a Delaware corporation, and its subsidiaries (collectively, "Company"), develop, market, implement, and support client/server supply chain management software. The Company's primary software products have been designed to provide for the complex and high throughput order fulfillment requirements of manufacturers, distributors, and wholesalers. IMIC has operating subsidiaries located and primarily conducts business in the United States, Sweden, the United Kingdom, the Netherlands, Australia, Canada, and Germany.

      IMIC was formed on May 1, 1995 as the parent of Industri-Matematik AB ("IMAB"), a company domiciled in Sweden, pursuant to a corporate reorganization. The reorganization was effected by issuing all the shares of the IMIC's stock to the stockholders of IMAB based upon the number and class of shares of IMAB owned by each in exchange for all of the outstanding stock of IMAB. The reorganization was accounted for in a manner similar to a pooling-of-interests.

2. Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of CompanyIMIC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      In fiscal 1997, the Company sold its 55% owned subsidiary, Pargon AB ("Pargon"), a company domiciled in Sweden, and, accordingly, its business segments operated by Pargon. In accordance with Accounting Principles Board Opinion ("APB") No. 30, the segments of Pargon have been presented as discontinued operations in the accompanying consolidated financial statements. (See Note 19 for further discussion and disclosure.)

Revenue Recognition

      License revenues represent sales of the Company's proprietary software. Service revenues represent sales from consulting implementation and training services. Annual maintenance and support revenues consist of ongoing support and sales of product updates. Other revenues primarily represent hardware sales.

      Effective May 1, 1998, the Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Revenue is recognized under SOP 97-2 when persuasive evidence of an arrangement exists and delivery has occurred, the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software. Under SOP 97-2, revenue on multiple element arrangements is allocated to the various elements based on fair values specific to the Company. Maintenance and support revenue is deferred and recognized ratably over the term of the agreement, generally one year. Service revenue is recognized as the Company performs the services in accordance with the contract. The adoption of SOP 97-2 did not have a material impact on the Company's financial position, results of operations, or cash flows.

      In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-9, "Software Revenue Recognition with Respect to Certain Arrangements" ("SOP 98-9"). SOP 98-9 requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Management does not believe the adoption of SOP 98-9 will have a material effect on the Company's consolidated financial position or results of operations.

      Under the terms of the Company's License Agreements and Professional Service Agreements, in general the only warranties provided are that the software will function in accordance with the operation documentation by a specified date. As these warranties are effective for a very limited time period and historically the Company has not had any significant warranty claims, the Company's policy has been to record no warranty provision upon the recognition of license revenues. In addition, due to the Company's insignificant product returns and price adjustments in past years, no provision is made for product returns and price adjustments upon recognition of software license revenues. During the past year, the Company has experienced an increase in claims relating to services performed under Professional Services Agreements that could be characterized as "warranty" type claims. Therefore, the Company, in reviewing on a project by project basis, has provided for the cost of such claims by establishing project reserves. As more experience in estimating the likelihood and potential amounts of warranty claims is attained, the Company will continue to evaluate the need for recording a warranty provision upon recognition of software license revenues and delivery of customer modification work.

      In January 1997, the Company entered into a written Agreement with Oracle Corporation ("Oracle") pursuant to which the two companies agreed to market the Oracle Solution Suite incorporating the Company's System ESS software to certain potential customers in the consumer packaged goods ("CPG") industry. (See Note 15 for further discussion.) Under the Agreement, revenues with respect to System ESS license sales which are related to the Oracle Solution Suite for the CPG industry are accounted for net of fees retained by Oracle.

Product Development Costs

      Software development costs are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

      Costs incurred in the product development of new software products are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of the Company's products and general release substantially coincide. As a result, the haveCompany has not capitalized any software development costs since such costs have been immaterial.

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:

                                       Estimated useful lives
      Computer equipment                   3 to 4 years
      Furniture and fixtures               3 to 10 years
      Automobiles                          4 to 5 years
      Leasehold improvements               3 to 5 years
      Software acquired                    3 years

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

Goodwill and Other Intangibles

      Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over a period of 10 years. (See Note 18.) Other intangibles, acquisition costs of developed technology, the assembled workforce and customer lists of Abalon AB, amount to $1.7 million, $0.7 million and $1.7 million, respectively, and are amortized using the straight line method over a period of 5 years. Amortization of goodwill and other intangibles was $40,000, $114,000, and $486,000 for the fiscal years ended April 30, 1997, 1998, and 1999, respectively. Accumulated amortization of goodwill and other intangibles was $154,000 and $640,000 as of April 30, 1998 and 1999, respectively. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Foreign Currency Translation

      The functional currency of IMIC's foreign subsidiaries is the applicable local currency. The translation from the respective foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in miscellaneous income (expense). For the fiscal years ended April 30, 1997, 1998 and 1999 foreign exchange gains (losses) of ($75,000), ($121,000), and $163,000, respectively, were recorded by the Company.

Concentration of Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable with customers and short-term investments. Credit risk with respect to accounts receivable, however, is limited due to the number of customers comprising the Company's customer base and their dispersion principally across the United States, Scandinavia, the United Kingdom, the Netherlands, and Australia. The Company's customers are generally multi-national companies in the food and beverage, pharmaceutical, consumer electronics, automotive parts, and industrial sector industries. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company maintains allowances for potential credit losses. Short-term investments are placed with high credit quality financial institutions or in short-duration, high quality debt securities.

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

      License and service and maintenance revenues related to System ESS have represented a substantial portion of the Company's revenues in recent years and are expected to continue to represent substantially all of the Company's revenues in the future. The Company's success depends on continued market acceptance of System ESS software (which will primarily be marketed under the Company's VIVALDI trademark) and services as well as the Company's ability to introduce new versions of System ESS or other products to meet the evolving needs of its customers.

Cash, Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid, low risk debt instruments purchased with maturity dates of three months or less from the date of purchase to be cash equivalents. Cash equivalents are stated at fair market value, which approximates cost, based on quoted market prices. The Company's short-term investments comprise fixed income securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its short-term investments in fixed income securities as available-for-sale securities, which are carried at their fair value based upon the quoted market prices of those investments at April 30, 1998 and 1999. Accordingly, the change in unrealized gains and losses with respect to these securities is recorded as a direct increase or decrease in stockholders' equity, net of deferred income tax, if any.

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

Contract Receivables

      Contract receivables are primarily scheduled amounts due from customers on terms which are longer than typical trade terms.

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

Comprehensive Income

Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income on its consolidated statements of stockholders' equity.

Net Income Per Share

      Net income per share amounts have been computed in accordance with SFAS No. 128, "Earnings per Share". For each of the periods presented, net income per share amounts were computed based on the weighted average number of shares of common stock outstanding during the period. Net income per share - assuming dilution amounts were computed based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computation of net loss per share-assuming dilution for the year ended April 30, 1999, does not assume the exercise of stock options since the effect would be antidilutive as a result of the loss for the fiscal year.

      The weighted average number of shares of common stock for the year ended April 30, 1997, assumed the three-for-one stock split and the conversion of all Convertible Preferred Stock into Common Stock and Class B Common Stock upon the closing of the Company's initial public offering using the if-converted method as of the beginning of the reporting period.

      For each of the periods presented, income available to common shareholders (the numerator) used in the computation of earnings per share was the same as the numerator used in the computation of earnings per share - assuming dilution. A reconciliation of the denominators used in the computations of earnings per share and earnings per share - assuming dilution is as follows:

                                                    Year Ended April 30,
                                               1997         1998         1999

Weighted average shares outstanding .....   27,280,000   30,208,852   32,431,260
Effect of dilutive stock options ........      783,312      611,678           --
                                            ----------   ----------   ----------
Adjusted weighted average shares
outstanding assuming dilution ...........   28,063,312   30,820,530   32,431,260
                                            ==========   ==========   ==========

Cash Flow Information

      Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate.

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

Income taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized, to the differences between the financial statement carrying amount and the tax bases of existing assets and liabilities. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. The statement also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.

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

3. Short-term investments

      Short-term investments are comprised of fixed income securities which are classified as available-for-sale securities. As of April 30, 1998 the Company had two Federal Agency securities with an amortized cost of $34,818,000 and $34,598,000 which approximate fair value. As of April 30, 1999, the Company had one Federal Agency security with an amortized cost of $24,848,000 which approximates fair value. The Federal Agency security matures within one year. During the years ended April 30, 1998 and 1999, maturities of fixed income securities resulted in aggregate proceeds of $219,475,000 and $232,102,000, respectively.

4. Accounts Receivable Allowance for Doubtful Accounts

      The following table provides a summary of the activity in the accounts receivable allowance for doubtful accounts for the years ended April 30, 1997, 1998, and 1999:

                                                    Year Ended April 30,
                                              1997         1998           1999
                                                      (in thousands)
Balance at beginning of period .......      $   321       $   205       $   210
Acquisition Abalon ...................           --            --            58
Charged to expense ...................           80           336         5,128
Deductions ...........................         (196)         (331)         (513)
                                            -------       -------       -------
Balance at end of period .............      $   205       $   210       $ 4,883
                                            =======       =======       =======

The allowance for doubtful accounts increased to $4.9 million at April 30,

1999, from $0.2 million at April 30, 1998, primarily as a result of disputes with two customers, although the Company has encountered increased difficulty in collecting its receivables generally.

5. Property and Equipment

      Property and equipment is recorded at cost, less accumulated depreciation. Property and equipment consists of:

                                                                April 30,
                                                           1998           1999
                                                             (in thousands)
Computer equipment .................................     $  6,736      $ 10,105
Furniture and fixtures .............................        2,509         3,637
Automobiles ........................................          541           267
Leasehold improvements .............................          422           745
Software acquired ..................................           --           235
                                                         --------      --------
                                                           10,208        14,989
Less accumulated depreciation and amortization .....       (5,197)       (8,307)
                                                         --------      --------
                                                         $  5,011      $  6,682
                                                         ========      ========

      Included in property and equipment are assets leased under capital lease obligations as follows:

                                                               April 30,
                                                         1998             1999
                                                            (in thousands)
Computer equipment ...........................         $   387          $   383
Furniture and fixtures .......................             383              372
Automobiles ..................................             525              232
Leasehold improvements .......................              --               --
                                                       -------          -------
                                                         1,295              987
Less accumulated amortization ................            (769)            (823)
                                                       -------          -------
                                                       $   526          $   164
                                                       =======          =======

      The amortization expense on capital leases amounted to $438,000 and $240,000 for the years ended April 30, 1998 and 1999, respectively.

6. Income Taxes

      Income (loss) from continuing operations before income taxes was distributed geographically as follows:


                                                  Year Ended April 30,
                                           1997              1998        1999
                                                    (in thousands)
Domestic ....................            $   342        $ 1,850        $(29,977)
Foreign .....................              4,896         10,305         (21,704)
                                         -------        -------        ---------
   Total ....................            $ 5,238        $12,155        $(51,681)
                                         =======        =======        =========

      Components of the provision (benefit) for income taxes are as follows:

                                                        Year Ended April 30,
                                                      1997        1998    1999
                                                          (in thousands)
Current:
Federal ...........................................  $  122    $  731      $722
State .............................................      13       337        --
Foreign ...........................................       2        43        45
                                                     ------    ------    ------
   Total current provision ........................     137     1,111       767
                                                     ------    ------    ------
Deferred:
Federal ...........................................  $  (70)   $    5   $(8,333)
State .............................................      46        22    (2,488)
Foreign............................................    (303)    1,624    (6,368)
                                                     ------    ------    ------
 Total deferred provision (benefit) ...............    (327)    1,651  $(17,189)
                                                     ------    ------    ------
  Total provision (benefit) for income taxes ......  $ (190)   $2,762  $(16,422)
                                                     ======    ======    ======

The approximate tax effects of temporary differences which give rise to net deferred taxes are:

                                                                        April 30,
                                                                       1998      1999
                                                                       (in thousands)
Deferred income taxes, non-current asset
      Net operating loss carryforwards ..........................   $  3,348    $ 18,826
      Allowance for doubtful accounts ...........................      1,844
      Write-off of acquired in-process research and development .        850
      Project reserve ...........................................        755
      Depreciation ..............................................        (86)         --
      Revenue recognition .......................................         84          --
      Timing difference reserve (Sweden) ........................        (55)        (94)
      Other .....................................................          6        (234)
                                                                    --------    --------
      Total deferred income taxes, noncurrent asset .............      3,297      21,947
      Valuation allowance .......................................     (3,292)     (5,905)
                                                                    --------    --------
Total net deferred income taxes, non-current asset ..............          5      16,042
                                                                    ========    ========

      A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory rates is as follows:

                                                          Year Ended April 30,
                                                 1997         1998                 1999
                                              $          %          $          %     $          %
                                                             (in thousands)
    Statutory rate ................    $ 1,780         34%    $ 4,133        34%  $(17,572)     (34%)
    Benefit of utilization of net
      operating loss and tax credit
      carryforwards ...............       (128)        (2)         --        --         --       --
    Valuation of temporary
     Differences ..................     (1,614)       (31)     (1,037)       (8)     2,613        4
    Deferred revenues .............         --         --          --        --     (1,642)      (3)
    Foreign taxes .................       (317)        (6)       (586)       (5)       848        2
    Other .........................         89          1         252         2       (671)      (1)
                                       -------    -------     -------   -------    -------      ---
    Effective tax rate ............    $  (190)        (4)%   $ 2,762        23%  $(16,422)     (32)%
                                       =======    =======     =======   =======    =======      ===

      As of April 30, 1997, the Company had net operating loss carryforwards of approximately $10,020,000 available to offset future taxable income of which $9,793,000 is related to net operating loss carryforwards in IMAB. During the fiscal year ended April 30, 1998, all of the net operating loss carryforwards in IMAB were utilized.

      The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

      The sale of common stock by Company employees who participate in the Company's stock compensation plans created disqualifying dispositions that resulted in reductions to income taxes currently payable and a corresponding increase to additional paid-in capital totaling $787,000 for the year ended April 30, 1998.

7. Borrowings

Notes payable includes the following:

                                                                 April 30,
                                                            1998          1999
                                                              (in thousands)
Collateralized credit facility (weighted average
interest rate 9.02% at April 30, 1999) ...............     $ 1,326      $   837
Less current portion .................................        (486)        (534)
 ......................................................     -------      -------
Notes payable ........................................     $   840      $   303
                                                           =======      =======

In September 1997, a U.S. subsidiary of the Company entered into a collateralized credit facility agreement that enabled it to borrow up to $2,000,000 to finance computer and networking equipment purchases through December 1998. Initial borrowings of $1,253,771 bear interest monthly at 9.05% per annum. Monthly interest on subsequent borrowings under the facility are fixed and determined based upon the 3 year U.S. Treasury Note rate on the date of borrowing plus 3.04%. In December 1997, the subsidiary borrowed an additional $285,514 under the facility which bore interest monthly at 8.89% per annum. Each borrowing transaction is payable over 36 monthly installments of principal and interest and is collateralized by the underlying equipment being purchased. The collateralized credit facility is guaranteed by the Company.

8. Accrued Expenses and Other Current Liabilities

                                                                April 30,
                                                         1998              1999
                                                            (in thousands)

Accrued purchases ............................          $ 1,799          $ 3,768
Project reserves..............................               --            2,283
Accrued consultancy ..........................            1,463            1,106
Accrued restructuring costs ..................               --            2,517
Accrued maintenance ..........................              670               --
Accrued pension taxes ........................              451              616
Restructuring cost Abalon ....................               --              682
Value-added tax ..............................              431              674
Employee withholding taxes ...................              601              804
Income tax payable ...........................              115               25
Other........... .............................              486              378
                                                        -------          -------
                                                        $ 6,016          $12,853
                                                        =======          =======

Project reserves consist of charges to be incurred bringing projects to implementation, some of which will not be billed and some of which will be billed at a discount.

9. Accrued Payroll and Employee Benefits

                                                                April 30,
                                                          1998             1999
                                                             (in thousands)
Accrued commissions ..........................           $  636           $  364
Accrued payroll taxes ........................            1,030            1,398
Accrued vacation pay .........................            1,528            2,052
Accrued salaries and bonus ...................            1,708            1,819
Accrued pension expenses .....................              365              321
Debt for ESPP ................................              671              279
Other ........................................               --               10
                                                         ------           ------
                                                         $5,938           $6,243
                                                         ======           ======

10. Employee Benefit Plans

      The Company provides retirement benefits for substantially all employees in the United States and in foreign locations. In the U.S., the U.K., and the Netherlands, the Company sponsors defined contribution plans. In addition, IMAB has a supplemental defined contribution plan for certain key management.

      IMIC's Swedish subsidiary, IMAB, participates in several pension plans (non-contributory for employees), which cover substantially all employees of its Swedish operations. The plans are administered by a national organization, Pensionsregistreringsinstitutet ("PRI"), in which most companies in Sweden participate. The level of benefits and actuarial assumptions are established by the national organization and, accordingly, IMAB may not change benefit levels or actuarial assumptions. The Company accounts for pensions in accordance with SFAS No. 87, "Employers' Accounting for Pensions" using the projected unit credit cost method.

Effective April 30, 1999, the Company adopted SFAS No. 132,"Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 does not change the measurement or recognition of those plans, but revises the disclosure requirements for pension and other postretirement benefit plans for all years presented. The net periodic benefit cost for the IMAB's defined benefit retirement plan in Sweden include the following components:

                                                          Year Ended April 30,
                                                        1997      1998      1999
                                                             (in thousands)

Service cost .....................................      $263      $241      $386
Interest cost ....................................       171       192       140
Amortization of actuarial net loss or gain .......         4        11        15
Amortization of transition obligation ............         3         3         3
                                                        ----      ----      ----
Net periodic pension cost ........................      $441      $447      $544
                                                        ====      ====      ====

The following table sets forth the change in the benefit obligation for IMAB's defined benefit plan in Sweden:

                                                                 April 30,
                                                            1998          1999
                                                              (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year .......     $ 2,060      $ 2,642
Service cost .........................................         241          386
Interest cost ........................................         192          140
Actuarial (gain) loss ................................         133          (35)
Benefits paid ........................................         (10)          (8)
Effect of foreign currency exchange rates ............          26         (229)
                                                           -------      -------
Benefit obligation at end of fiscal year .............     $ 2,642      $ 2,896
                                                           =======      =======

    The following table shows the plan's funded status and amounts recognized in the consolidated balance sheet:

                                                                 April 30,
                                                             1998         1999
                                                              (in thousands)
Actuarial present value of benefit obligation:
Funded status ........................................     $(2,642)     $(2,896)
Unrecognized actuarial gain or (loss) ................         493          407
Unrecognized transition obligation ...................          17           13
                                                           -------      -------
Accrued benefit cost .................................     $(2,132)     $(2,476)
                                                           =======      =======

      The following assumptions were used to determine the IMAB's obligation under the Swedish plan:

                                                     Years Ended April 30,
                                              1997           1998           1999

Discount rate .....................           8.0%           5.5%           5.0%
Salary increase ...................           5.0%           3.0%           2.5%
Inflation .........................           4.0%           2.0%           1.5%

Defined Contribution Plans

      Contributions by the Company relating to its defined contribution plans for the years ended April 30, 1997, 1998, and 1999 were $685,000, $815,000, and
$1,318,000 respectively.

11. Capital Lease Obligations

                                                                   April 30,
                                                               1998        1999
                                                                (in thousands)

Obligations under capital leases, imputed interest
  rates of 10.2%-22.1% and 17.6%-20.0% in 1998 and
  1999, respectively, terms vary from 27 to 36 months,
  collateralized by the underlying assets ................     $ 555      $ 110
Less current portion .....................................      (274)      (110)
                                                               -----      -----
Capital lease obligations ................................     $ 281      $  --
                                                               =====      =====

      As of April 30, 1999, $115,000 of future minimum payments under noncancellable capital leases are scheduled to be paid during the fiscal year ending April 30, 2000. There are no future minimum payments for fiscal years thereafter.

12. Stockholders' Equity

      The IMIC's Amended and Restated Certificate of Incorporation as in effect on April 30, 1999, authorizes (i) 15,000,000 shares of preferred stock ("Preferred Stock") with a par value of $0.01 and (ii) 75,000,000 shares of Common Stock with a par value of $0.01 of which 12,500,000 shares have been designated as Class B Common Stock. No shares of Preferred Stock were outstanding at April 30, 1999. Holders of Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock have no voting rights. All holders of Common Stock and Class B Common Stock are entitled to receive dividends in the same amount per share.

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

      In May 1996, IMIC's Board of Directors approved a three-for-one stock split of its issued and outstanding Common Stock, Class B Common Stock, and Convertible Preferred Stock without change to the par value, which became effective in July 1996. All per share, weighted average shares outstanding and option data presented in the consolidated financial statements have been retroactively adjusted to reflect the effects of the split unless otherwise indicated.

      During fiscal year ended April 30, 1999, IMIC repurchased and retired 1,838,766 shares of common stock at an aggregate cost of $6,262,000.

13. Stock Compensation Plans

Stock Option Plan

      In May 1995, IMIC adopted the Industri-Matematik International Corp. Stock Option Plan ("1995 Plan"), and in October, 1998, IMIC adopted the Industri-Matematik International Corp. 1998 Stock Option Plan ("1998 Plan")(the 1995 Plan and 1998 Plan, collectively, "U.S. Plans"). The U.S. Plans provide for grants of incentive stock options to key employees (including officers and employee directors) of the Company and non-incentive stock options to key employees and members of IMIC's Board of Directors, consultants, and other advisors of the Company who are not employees. The maximum term for either form of option is ten years. A total of 3,000,000 shares of Common Stock were reserved for future issuance under the 1995 Plan, of which 227,518 were available for grant as of April 30, 1999, and a total of 1998 shares of Common Stock were reserved for future issuance under the 1998 Plan, of which 1,931,000 were available for grant as of April 30, 1999.

      IMIC's Board of Directors believes that all stock options were granted with an exercise price equal to or exceeding the fair value of IMIC's Common Stock on the date of the grant, based on the facts, circumstances, and limitations existing at the time of their determinations.

The following is a summary of option transactions and exercise prices as it relates to the U.S. Plans:

                                                                    Weighted
                                                                     Average
                                   Shares       Price per share  Exercise Price

     Granted..............         215,000      $7.875 - $ 9.00     $ 8.95
     Exercised............         (35,500)          $2.00          $ 2.00
     Terminated...........         (75,000)          $2.00          $ 2.00
                                 ---------
Outstanding at April 30, 1997    1,044,475      $ 2.00 - $ 9.00     $ 3.43

     Granted..............         577,500      $11.06 - $31.22     $20.74
     Exercised............        (618,484)     $ 2.00 - $ 9.00     $ 2.28
     Terminated...........        (363,993)     $ 2.00 - $20.38     $ 7.80
                                 ---------
Outstanding at April 30, 1998      639,498      $ 2.00 - $31.22     $17.68

     Granted..............       3,236,000      $2.00 - $ 14.88     $ 6.15
     Exercised............         (11,000)     $9.00 - $ 11.13     $10.15
     Terminated...........        (688,000)     $2.00 - $ 31.22     $16.16
                                 ---------
Outstanding at April 30, 1999    3,176,498
                                 =========
Vested at April 30, 1999            84,998      $2.00 - $ 26.38     $ 9.32
                                 =========

The following table summarizes information concerning outstanding and exercisable options as of April 30, 1999:

                         Options Outstanding
 -------------------------------------------------------------------
                                     Weighted Average                     Options Exercisable
                           -----------------------------------------   -------------------------
                                                                                     Weighted
                           Number of  Remaining Life                   Number of      Average
Range of Exercise Prices    Options       (Years)     Exercise Price    Option    Exercise Price
------------------------   ---------  --------------  --------------   ---------  --------------

          $2.00             910,997          9.8         $ 2.00         16,998       $ 2.00
    $  5.06 - $ 6.00      1,663,501          9.4         $ 5.96             --           --
    $  7.88 - $ 9.00        160,000          7.4         $ 8.94         52,000       $ 8.96
    $ 11.06 - $15.38        397,000          9.0         $14.77          7,000       $14.16
    $ 20.38 - $26.38         45,000          8.6         $21.46          9,000       $21.46
------------------------  ----------       -----        -------        -------      -------
    $  2.00 - $26.38      3,176,498          9.3         $ 6.30         84,998       $ 9.33
                          =========                                    =======

Restricted Stock Program

      In May 1995, the Company instituted a restricted stock program pursuant to which shares of IMIC's Common Stock were purchased by certain key employees who may be taxable pursuant to the laws of Sweden in exchange for nonrecourse promissory notes ("Restricted Stock Program"). The shares were issued through a wholly owned subsidiary of IMIC, Software Finance Corporation ("SFC"). Principal on the promissory notes is due either nine or ten years after issuance with interest being due and payable annually.

      Under the Restricted Stock Program the total number of shares sold were 1,256,985 at a weighted average price of $2.09 per share for total proceeds of $2,626,000 during the fiscal year ended April 30, 1996. During the fiscal year ended April 30, 1997, 49,995 shares sold pursuant to the Restricted Stock Program were repurchased from one shareholder for $237,476. During the fiscal year ended April 30, 1998, 325,000 shares were sold at a weighted average price of $14.38 per share for total proceeds of $4,672,000. During the fiscal year ended April 30, 1999, 65,000 were sold at a price of $6.00 per share for total proceeds of $390,000.

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

      The shares sold pursuant to the Restricted Stock Program are included within Common Stock and additional paid-in capital in Stockholders' equity while the non-recourse promissory notes are classified as a contra-account as notes receivable from Stockholders, and shown in Stockholders' equity. SFC has the right and obligation to apply against the payment of any principal due on the employee's promissory note any amounts payable by SFC to the recipient of the Shares as the exercise price under the Option Agreement. The Company has the ability to prevent the recipients from selling the purchased securities. The Company has not recognized any compensation expense in respect of the restricted stock in the statements of operations since the purchase price of the restricted stock did not differ from the estimated fair market value of the Common Stock on the date of issuance. The shares sold pursuant to the Restricted Stock Program and dividends paid thereon are subject to a pledge and security interest held by SFC.

Employee Stock Purchase Plan

      Effective February 26, 1997, IMIC adopted the Industri-Matematik International Corp. 1997 Employee Stock Purchase Plan ("ESPP") to provide eligible employees an opportunity to purchase shares of IMIC Common Stock at a discount from market value through payroll deductions and other contributions. 600,000 shares were reserved initially for purchase pursuant to the ESPP, and in December, 1998, the Board of Directors reserved an additional 600,000 shares. The ESPP establishes purchase periods of up to 23 months and two 6-month accrual periods per calendar year commencing each January 1 and July 1. On the last day of each accrual period, participant account balances are used to purchase shares of Common Stock at the lesser of 85% of the fair market value of the Common Stock on such date or on the first day of the purchase period. No participant may purchase more than 500 shares in any accrual period. Employees purchased 263,685 and 344,562 shares at an average price of $5.65 and $5.02 per share under the ESPP during the fiscal years ended April 30, 1998 and 1999, respectively.

      As permitted by the provisions of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), the Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the stock options or for purchases under the ESPP. If compensation cost for stock option plans and its ESPP had been determined based on the fair value at the grant dates as defined by FAS 123, the Company's pro forma net income and earnings per share would have been as follows:

                                                   Years ended April 30,
                                                1997           1998       1999
                                           (in thousands, except per share data)

Net income            As reported.........  $   6,902       $  9,393   $(35,259)
                      Pro forma...........      6,386          7,857    (38,326)

Earnings per share -  As reported.........  $    0.25       $   0.30   $  (1.09)
assuming dilution     Pro forma...........       0.23           0.25      (1.18)

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the years ended April 30, 1997, 1998, and 1999:

                                                     Years Ended April 30,
                                               1997          1998          1999

Expected term ........................            5             5             5
Volatility factor ....................         80.0%         86.5%         91.5%
Risk-free interest rate ..............         6.67%         5.89%         5.16%
Dividend yield .......................         0.00%         0.00%         0.00%
Fair value ...........................       $ 6.43        $14.78        $ 4.47

      Shares issued under the ESPP were valued at the difference between the market value of the stock and the discounted purchase price of the shares on the date of purchase. The date of grant and the date of purchase coincide for this plan.

      The weighted average fair value of shares issues to employees under the ESPP was $2.19 and $1.88 during the years ended April 30, 1998 and 1999, respectively.

14. Commitments and Contingencies

Operating leases

      The Company leases office facilities and certain office equipment under various noncancelable operating lease agreements.

      Aggregate future minimum lease payments under noncancelable operating leases are as follows as of April 30, 1999:

                                                    Future minimum payments
Fiscal Year Ending April 30,                           on operating leases
                                                          (in thousands)

2000...............................................         $  3,556
2001...............................................            2,407
2002...............................................            1,586
2003...............................................              696
2004...............................................              647
Thereafter.........................................            5,826
                                                            --------
Total future minimum lease payments                         $ 14,718
                                                            ========

      Total rent expense under the leases was $2,226,000, $2,730,000, and $4,241,000 for the years ended April 30, 1997, 1998, and 1999, respectively.

Litigation

In November, 1998, a licensee of System ESS (pursuant to a license agreement with a Company partner) which is indebted to the Company for integration services, initiated an arbitration proceeding before the AmericanArbitration Association in New York, New York seeking cancellation of its indebtedness, a refund of prepaid support fees and the license revenue, with such refunds trebled. In February, 1999, a class action lawsuit was commenced against the Company, certain of its officers, directors, and controlling shareholders who sold shares of Common Stock during the class period, and its underwriters claiming violations of the Federal securities laws. In May, 1999, the Company initiated an Arbitration in Denmark against a Danish licensee of System ESS seeking damages for breach of contract. The Company anticipates that this licensee will claim damages against the Company for breach of contract. While management believes these actions to be without merit, an unfavorable outcome in any of these or any other actions which may be brought against the Company may have a material adverse affect upon the Company's business, operating results, and financial condition.

15. Relationship with Oracle

In January 1997, the Company entered into a written agreement with Oracle pursuant to which the two companies agreed to market the Oracle Solution Suite incorporating the Company's System ESS software to specified potential customers in the consumer packaged goods industry. The agreement has been amended at various times through December, 1998, and the agreement, as amended, provides for additional development of component software, integration of the software components, and marketing and support of the Oracle Solution Suite. Pursuant to the written agreement, Oracle pays the Company specified percentages of the total fees that Oracle receives from the customer. The Company has the worldwide right to market System ESS to customers in the consumer packaged goods industry as a "point" solution and in any other manner including combining System ESS with other software, which combination can be substantially similar to the Oracle Solution Suite. The Company and Oracle periodically enter into separate agreements authorizing Oracle to re-license the Company's System ESS software to customers in the consumer packaged goods industry and other industries. Pursuant to such agreements, Oracle pays to the Company a specified percentage of the license fee. For the fiscal years ended April 30, 1997, 1998, and 1999, 63%, 53% and 20%, respectively, of the Company's license revenues and 35%, 39% and 29%, respectively, of the Company's total revenues was derived from customers introduced to the Company by Oracle.

16. Related Party Transactions

      The Company had a consulting arrangement with a shareholder of IMIC which expired on October 31, 1996. Pursuant to this arrangement, the shareholder received $228,000 from the Company during the year ended April 30, 1997.

17. Segment Information

Effective April 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS 131 supersedes previously issued segment reporting disclosures and requires reporting of segment information that is consistent with the way in which management operates the Company. The adoption of SFAS 131 did not have any impact on the Company's financial position or the results of operations. The segment disclosures presented for prior years have been restated to conform with the presentation adopted for the current fiscal year.

The Company operates in one industry segment, the design, development, marketing, licensing and support of client/server application software. The Company is managed on a geographic basis and the Company's management evaluates the performance of its segments and allocates resources to them based upon income (loss) from operations. Income (loss) from operations for the geographic segments excludes general corporate expenses and product development costs. The majority of software development occurs in Sweden although the Company maintains development facilities at certain of its foreign locations. Product development costs and general corporate expenses are reported in the Corporate segment. Assets by reportable segment are not disclosed since the Company's management does not review segmented balance sheet information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segement data includes intersegment revenues.

The table below presents information about the Company's reportable segments:

                                                      Year Ended April 30,
                                                1997          1998       1999
                                                        (in thousands)
Revenues:
     United States ........................   $ 31,293     $ 56,174    $ 40,256
     Sweden ...............................     18,707       24,546      32,262
     United Kingdom .......................      8,743       10,167       9,535
     Netherlands ..........................         --        2,125       1,350
     Germany ..............................         --           22         964
     France ...............................         --          350        (374)
     Australia ............................         --        1,010       2,387
     Intercompany .........................          9          117         (69)
     Corporate ............................        860          873         657
                                              --------     --------    --------
                                              $ 59,612     $ 95,384    $ 86,968
                                              ========     ========    ========

Income (loss) from operations:
     United States ........................   $ 14,385     $ 24,697    $(12,002)
     Sweden ...............................      4,342        5,898       5,160
     United Kingdom .......................        305        1,621      (2,061)
     Netherlands ..........................       (295)        (563)     (2,358)
     Germany ..............................       (188)      (1,839)       (972)
     France ...............................        (22)        (205)     (1,699)
     Australia ............................         --         (238)       (648)
     Canada ...............................         --          (24)       (558)
     Intercompany .........................        (23)         153      (2,572)
     Corporate ............................    (13,635)     (20,426)    (37,554)
                                              --------     --------    --------
                                              $  4,869     $  9,074    $(55,068)
                                              ========     ========    ========

Geographic data for revenues based upon customer location and long-lived assets (which consist of non-current assets other than goodwill and other intangible assets) were as follows:

                                                    Year Ended April 30,
                                           1997            1998            1999
                                                       (in thousands)
Revenues:
     United States ..................    $29,767         $53,545         $33,562
     Sweden .........................     11,536          13,519          21,809
     United Kingdom .................      8,253           9,177          10,952
     Netherlands ....................         --           5,155           2,249
     France .........................         --             987             639
     Other Europe ...................      4,064           6,672           8,337
     Asia/Pacific ...................      5,992           6,329           2,400
     Rest of Americas ...............         --              --           7,020
                                         -------         -------         -------
                                         $59,612         $95,384         $86,968
                                         =======         =======         =======

Long-lived assets:
     United States ..................      1,742         $ 2,464         $ 3,536
     Sweden .........................        715           1,012           1,469
     United Kingdom .................        981             771             894
     Netherlands ....................         46             387             346
     Germany ........................         --              37              60
     France .........................         --              67             100
     Australia ......................         --             273             277
                                         -------         -------         -------
                                           3,484         $ 5,011         $ 6,682
                                         =======         =======         =======

Major customers

      For the years ended April 30, 1997 and 1999, the Company had no single customer with sales comprising more than 10% of total revenues. For the year ended April 30, 1998, the Company recorded revenues from one customer, Oracle, which comprised 15% of total revenues, comprising sales of integration services in connection with the Oracle Agreement referred to in Note 15 above.

18. Acquisitions

Acquisition of Ceratina

      On April 24, 1997, the Company acquired all of the outstanding shares of Ceratina International AB ("Ceratina"), a Swedish-based warehouse management software company, for $1,025,000. This amount was paid during the first quarter of fiscal 1998. The Ceratina acquisition agreement provides that the Company will be required to pay additional consideration of $45,000 on the signing of each new license agreement for warehouse software. This provision applies to license agreements made from the date of the acquisition to April 30, 2000 and is limited to a total of $768,000. The Company estimates that it is more likely than not that approximately $384,000 will be required to be paid as additional consideration. The results of Ceratina have been combined with those of the Company since January 1, 1997.

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

Acquisition of Abalon

On December 31, 1998, the Company acquired all of the outstanding shares of Abalon AB ("Abalon"), a software provider of customer relationship management solutions. The allocable purchase price amounted to $10.7 million, of which $9.5 million was paid in cash to the seller and $1.2 million was related to acquisition costs and costsadditional purchase acquisitionliabilities related to the anticipated costs of integrating Abalon into the Company. The acquisition was accounted for as a purchase and accordingly, the net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the approximate allocation of the purchase price:

In-process Research and Development                                    $  2,500
Other intangibles                                                         1,700
Assembled workforce                                                         700
Customer list                                                             1,700
Other goodwill-type assets                                                4,464
Net assets                                                                 (360)
                                                                       --------
Total allocable purchase price                                         $ 10,704
                                                                       --------

Other goodwill-type assets represent the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over a period of 10 years. Other intangibles, acquisition costs of development technology, the assembled workforce, and customer lists of Abalon AB are amortized using the straight-line method over a period of 5 years.

The $2.5 million related to acquired in-process research and development, as determined by an third-party appraisal, was charged against income during fiscal 1999, as the underlying research and development projects had not yet reached technological feasibility. The acquired in-process research primarily consisted of future technology projects carried out by Abalon with a goal of creating an architecture/framework upon which all Abalon software products would be built. The architecture supports the criteria of applications that can operate in a global business environment, are highly customizable in all areas from user interface to database schema, and allow real plug and play between components created by customers. The open architecture, the focus on reusable components, and the plug and play abilities provide customization and legacy integration.

On the date of the acquisition, the in-process R&D projects described above were in the process of being designed and coded. The object development project is expected to be completed in the fourth quarter of 1999, re-implementation with the new framework is expected at the end of the year 2000 and the new platform with the completion of the database is expected to be completed in the year 2002. Once completed, the project in its entirety is expected to represent a significant evolutionary change over the existing Abalon software. To fully complete the aforementioned projects, Management plans to spend an estimated $5 million over the next three years in order to achieve the planned technology advances.

Management concluded that, for each project, as of the valuation date, the technical hurdles related to developing the features and functions could cause delays in, and potentially preclude, the successful completion of the in-process R&D. Given the very specific nature of design and system protocols, management determined that there were no alternative economic uses for the acquired R&D outside of those originally envisioned by its developers.

In order to determine the value of Abalon's in-process R&D, the Income Approach was employed. The Discounted Cash Flow Method of the Income Approach measures the current value of an asset by calculating the present value of future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are develop by discounting expected cash flows to their present value at the rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The discount rate selected is generally based on rates of return from alternative investments.

Additional purchase liabilities recorded in connection with anticipated integration costs included $376,000 for severance and related costs and $433,000 for costs associated with the shut down and consolidation of certain acquired facilities. As of April 30, 1999, liabilities $313,000 in severence costs and $369,000 remained to be paid. The Company expects to complete the integration in fiscal 2000.

The Company's consolidated financial statements include the results of Abalon from January 1, 1999.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of Abalon had taken place at the beginning of each fiscal year:

                                                               Year ended
                                                                April 30,
                                                          1998           1999
                                                          ----           ----
                                                             (unaudited)

Revenues                                                $ 73,349       $ 91,224
Income (loss) before income taxes                          9,008        (53,997)
Net income (loss)                                          7,054        (36,682)
Pro forma net loss per share - assuming
  dilution - attributable to Abalon                        (0.03)         (0.06)
Consolidated pro forma net income (loss)
per share - assuming dilution                               0.23          (1.13)

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

      The disposal of these business segments has been accounted for as discontinued operations in accordance with APB No. 30 and therefore, their operations have been separately presented in the consolidated financial statements. Revenues, cost of revenues, operating expenses, other income and expense and provisions for income taxes for the fiscal year 1997 have been reclassified for amounts associated with the discontinued operations.

      Summary operating results associated with the discontinued operations of Pargon AB for the year ended April 30, 1997 were as follows:

                                                            Year Ended April 30,
                                                                    1997
                                                               (in thousands)

Revenues .......................................................   $6,783
                                                                   ======
Gross profit ...................................................   $3,836
                                                                   ======
Operating expenses .............................................   $2,906
                                                                   ======
Minority interest ..............................................   $  424
                                                                   ======
Income from discontinued operations before
  income taxes .................................................   $  519
Provision for income taxes .....................................      145
                                                                   ------
Income from discontinued operations after
  provision for income taxes ...................................   $  374
                                                                   ======

20. Restructuring

During the fourth quarter of fiscal 1999, the Company incurred a $3,522,000 one-time restructuring charge in connection with a cost realignment plan. The plan involves closing sales offices in Australia, France, Singapore and Tarrytown, New York and making general staff reductions. The components of the charge included:

Severance benefits                                                        $2,699
Lease obligations and terminations                                           535
Other                                                                        288
                                                                          ------
Total restructuring charge                                                 3,522
                                                                          ======

Severance benefits of $2.7 million were incurred in connection with the termination of 160 employees. All terminations and termination benefits were communicated to the affected employees prior to the fiscal year-end. The remaining severance benefits are expected to be during fiscal 2000.

In connection with the closure of the sales offices, costs were provided for lease obligations and terminations. These costs include payments required under lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, and costs to maintain facilities during the period after abandonment.

Other costs consist primarily of cancellation fees associated with certain vendor arrangements, moving costs for property and equipment, and write-down of furniture and fixtures and computer equipment, to their estimated net realizable value.

The following table presents the restructuring activity through April 30, 1999:

                                               Utilization of Accrual
                                     Initial   ----------------------  Currency  Remaining
                                      Charge       Cash     Non-Cash     Effect    Accrual
                                      ------       ----     --------     ------    -------
Severance benefits                   $ 2,699    $  (848)                $   (13)   $ 1,838
Lease obligations and terminations       535         --           --         --        535
Other                                    288       (141)          --         (3)       144
                                     -------    -------         ----    -------    -------
Total                                $ 3,522    $  (989)          --    $   (16)   $ 2,517
                                     =======    =======         ====    =======    =======

21. Quarterly Information (Unaudited)

      Summarized quarterly consolidated financial information for 1998 and 1999 is as follows:


                                                           Quarter Ended
                               July 31,  Oct. 31,  Jan. 31,   April 30,  July 31,    Oct. 31,    Jan. 31,   April 30,
                                  1997      1997       1998        1998      1998        1998        1999        1999
                                                      (in thousands, except per share data)
Total revenues                 $ 15,706   $ 23,234   $ 26,952   $ 29,492   $ 23,492    $ 23,338    $ 20,069    $ 20,069
Gross profit                      8,038     13,513     15,896     14,292      8,097         562       3,416       3,259
Net income (loss)                   630      3,190      4,141      1,432     (3,782)    (10,956)     (8,926)    (11,595)
Earnings per Share                 0.02       0.11       0.13       0.04      (0.11)      (0.33)      (0.28)      (0.36)
Weighted average number
  of shares                      28,445     28,960     32,867     33,009     32,976      32,874      32,042      31,834

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.


July 28, 1999                           By: /s/ STIG G. DURLOW
                                           -------------------------------------
                                           Stig G. Durlow, Chairman, President,
                                           and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 28, 1999                           /s/ STIG G. DURLOW
                                        ----------------------------------------
                                        Stig G. Durlow, Principal
                                        Executive Officer, Director


July 28, 1999                           /s/ KARL ASP
                                        ----------------------------------------
                                        Karl Asp, Principal
                                        Financial and Accounting
                                        Officer


July 28, 1999                           /s/ JEFFREY A. HARRIS
                                        ----------------------------------------
                                        Jeffrey A. Harris, Director


July 28, 1999                           /s/ WILLIAM H. JANEWAY
                                        ----------------------------------------
                                        William H. Janeway, Director


July 28, 1999                           /s/ MARTIN LEIMDORFER
                                        ----------------------------------------
                                        Martin Leimdorfer, Director


July 28, 1999                           /s/ GEOFFREY W. SQUIRE
                                        ----------------------------------------
                                        Geoffrey W. Squire, Director