Form 10-Q
period 1999-07-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1999-09-14
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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

Class:                                   Outstanding July 31, 1999:

Common Stock ($.01 par value)                    31,604,118 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except share and per share data)

                                             07/31/99          4/30/99
                                            -----------     -----------
                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents               $  19,940       $ 29,065
    Short-term investments                     29,808         24,848
    Accounts receivable, less allowance
      for doubtful accounts of $5,695
      and $4,883 at July 31, 1999, and
      April 30, 1999, respectively             17,956         23,772
    Contract receivables                          987            703
    Prepaid expenses                            3,344          2,742
    Income taxes receivable                       930            733
    Other current assets                          822            558
                                               ------         ------
          Total current assets                 73,787         82,421
                                               ------         ------
Non-current assets:
     Property and equipment, net                5,920          6,682
     Deferred income taxes                     16,162         16,042
     Goodwill and other intangible assets       8,754          9,084
     Other non-current assets                   1,025            856
                                               ------         ------
          Total non-current assets             31,861         32,664
                                               ------         ------
     Total Assets                            $105,648       $115,085
                                              =======        =======
/TABLE

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital lease
       obligations                            $   69        $   110
     Current portion of notes payable            408            534
     Accounts payable                          3,843          3,177
     Accrued expenses and other
       current liabilities                    11,132         12,853
     Accrued payroll and employee benefits     4,210          6,243
     Deferred revenue                          5,989          5,317
                                              ------         ------
          Total current liabilities           25,651         28,234
                                              ------         ------
Long-term liabilities:
     Notes payable                               300            303
     Accrued pension liability                 2,575          2,476
     Other long-term liabilities                 137            191
                                              ------         ------
     Total long-term liabilities               3,012          2,970
                                              ------         ------
           Total liabilities                  28,663         31,204

Stockholders' equity:
     Common Stock; voting, $.01 par value;
     62,500,000 shares authorized;
     31,604,118 and 31,499,348 shares
     issued and outstanding at
     July 31, 1999 and April 30,
     1999, respectively                          316            315
    Additional paid-in capital               124,161        123,945
    Accumulated deficit                      (37,319)       (29,972)
    Accumulated other comprehensive loss      (3,280)        (3,514)
    Notes receivable from stockholders        (6,893)        (6,893)
                                             -------        -------
       Total stockholders' equity             76,985         83,881
                                             -------        -------
Total Liabilities and Stockholders' equity  $105,648       $115,085
                                            ========        =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)
                                                THREE MONTHS ENDED
                                           7/31/99           7/31/98
                                       ---------------   ----------------
Revenues:
    Licenses                                $  1,645          $  4,355
    Services and maintenance                  14,820            18,851
    Other                                        211               286
                                             -------           -------
      Total revenues                          16,676            23,492
                                             -------           -------
Cost of revenues:
    Licenses                                     346               204
    Services and maintenance                  12,154            15,067
    Other                                         58               124
                                             -------           -------
      Total cost of revenues                  12,558            15,395
                                             -------           -------
      Gross profit                             4,118             8,097
                                             -------           -------
Operating expenses:
    Product development                        4,441             5,241
    Sales and marketing                        5,087             6,312
    General and administrative                 2,162             3,349
    Amortization of goodwill and
        other intangible assets                  346                28
                                             -------           -------
      Total operating expenses                12,036            14,930
                                             -------           -------
Loss from operations                          (7,918)           (6,833)
                                             -------           -------
Other income (expense):
    Interest income                              632             1,441
    Interest expense                             (28)              (40)
    Miscellaneous expense, net                   (33)              (43)
                                             -------           -------
Loss before income taxes                      (7,347)           (5,475)
Benefit for income taxes                          --            (1,693)
                                             -------           -------

Net loss                                      (7,347)           (3,782)
                                             =======           =======

Net loss per share                           $ (0.23)          $ (0.11)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.23)          $ (0.11)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

PAGE

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)
                                                 THREE MONTHS ENDED
                                              7/31/99        7/31/98
                                            -----------     -----------
Cash flows from operating activities:
Net loss                                      $ (7,347)       $ (3,782)

Adjustments to reconcile net loss
to net cash used in operating activities:
    Depreciation and amortization                1,225             688
    Provision for doubtful accounts                803             199
    Deferred income taxes                           --          (1,724)
    Accrued interest on short-term
      investments                                  (55)           (366)
    Gain on disposal of property and equipment      (3)             --
    Changes in operating assets
     and liabilities:
        Accounts receivable                      5,268            (458)
        Contract receivables and
          prepaid expenses                        (779)           (314)
        Income taxes receivable                   (197)            (45)
        Other assets                              (215)           (349)
        Accounts payable                           451            (607)
        Accrued expenses and other
          current liabilities                   (2,454)            624
        Accrued payroll, employee benefits
          and deferred revenue                    (932)           (766)
        Accrued pension liability                   45             136
                                             ---------       ---------

Net cash used in operating activities           (4,190)         (6,764)
                                             =========       =========

Cash flows from investing activities:
      Purchase of short-term investments       (29,626)        (69,018)
      Proceeds from sale of short-term
        investments                             24,721          69,416
      Additions to property and equipment         (104)         (1,246)
      Payment for Ceratina                        (145)           (178)
      Proceeds from sale of property
        and equipment                               29              --
      Proceeds from sale of other shares            --               1
                                             ---------       ---------

Net cash flows used in investing activities     (5,125)         (1,025)
                                             =========       =========
Cash flows from financing activities:
      Payments on notes payable                     --            (118)
      Principal payments on capital
       lease obligations                          (170)            (73)
      Issuance of Common Stock                     217           1,053
      Other                                         90            (118)
                                             ---------       ---------
Net cash flows provided
  by financing activities                          137             744
                                             =========       =========

Translation differences on cash and
 cash equivalents                                   53             (59)
                                             ---------       ---------
Net decrease in cash and cash
 equivalents                                   $(9,125)        $(7,104)
                                             =========       =========

Cash and cash equivalents at beginning
 of period                                     $29,065         $41,982
Cash and cash equivalents at end             ---------       ---------
 of period                                     $19,940         $34,878
                                             ---------       ---------
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
      Interest                                   $  21            $ 62
      Income taxes                               $ 770            $ 77

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)




1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at and July 31, 1999, and the results of operations and cash flows for the three months ended July 31, 1998, and 1999. These financial statements, which include a condensed consolidated balance sheet as of April 30, 1999 (audited), should be read in conjunction with the audited consolidated financial statements of the Company as presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999. Results of operations and cash flows for the periods ended July 31, 1999, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 2000, or any other future period.

2.  Comprehensive Income (Loss)

    Total comprehensive loss was $(7,113,000) and $(3,939,000) for the three months ended July 31, 1999, and July 31, 1998, respectively. Total comprehensive loss includes net loss and currency translation adjustments.

3.  Net Loss per Share

    Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For each of the periods presented, net loss per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net loss per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share - assuming dilution for the three month periods ended July 31, 1998 and 1999, do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for the periods.

    For each of the periods presented, income available to common shareholders (the numerator) used in the computation of net loss per share was the same as the numerator used in the computation of net loss per share - assuming dilution. A reconciliation of the denominators used in the computations of net loss per share and net loss per share - assuming dilution is as follows:


                          Three months ended
                             July 31,
                        -----------------------
                           1999        1998
                        ---------     ---------
Weighted average
shares outstanding     31,534,651    32,975,576
Effect of dilutive
stock options                   -             -
                        ---------     ---------
Adjusted weighted
average shares
outstanding assuming
dilution               31,534,651    32,975,576
                       ==========    ==========

4.  Accrued Expenses and Other Current Liabilities

                              July 31, 1999       April 30, 1999
                              ----------------    --------------
                                (unaudited)
                                        (in thousands)
Accrued purchases                 $  910               $3,768
Project reserves                   3,903                2,283
Accrued consultancy                  469                1,106
Accrued restructuring costs        1,246                2,517
Accrued pension taxes                838                  616
Restructuring cost Abalon            298                  682
Value-added tax                      (78)                 674
Employee withholding taxes           830                  804
Income tax payable                    26                   25
Other                              2,690                  378
                                  ------               ------
                                 $11,132              $12,853
                                  ======               ======

Project reserves consist of charges to be incurred bringing projects to implementation, some of which will not be billed and some of which will be billed at a discount.


5.  Accrued Payroll and Employee Benefits

                               July 31, 1999        April 30, 1999
                              ----------------      --------------
                                 (unaudited)
                                        (in thousands)
Accrued commissions               $  141               $  364
Accrued payroll taxes              1,133                1,398
Accrued vacation pay               1,332                2,052
Accrued salaries and bonus         1,069                1,819
Accrued pension expenses             298                  321
Debt for ESPP                        235                  279
Other                                  2                   10
                                  ------               ------
                                  $4,210               $6,243
                                  ======               ======

6.  Provision for Income Taxes

    Due to its continued negative performance, the Company did not record a benefit for income taxes for the three-month period ended July 31, 1999. For the period ended July 31, 1998, the Company recorded a benefit for income taxes of $1,693,000. At July 31, 1999, the Company's deferred tax asset amounted to $24,261,000 and related primarily to net operating loss carry-forwards incurred in the United States and Sweden. Net operating loss carry-forwards may be used to offset future income for up to 15 years in the United States and indefinitely in Sweden. In light of the fact that future operating results will depend on numerous factors, including the growth of the supply chain software market generally and acceptance of the Company's products, management determined that $8,100,000 was an adequate valuation allowance against the net deferred tax asset recorded at July 31, 1999. The Company will continue to measure the deferred tax asset against future performance and the related carry-forward period and may decide to increase or decrease this valuation allowance in the future.


7.  Stock Option Plans

    Under the Industri-Matematik International Corp. Stock Option Plans, 5,000 options were granted during the three months ended July 31, 1999. All options were issued at an exercise price equal to or above the closing market price on the date of grant. During the same period, 104,770 shares were issued pursuant to the Employee Stock Purchase Plan.

8. Segment Information

The Company operates in one industry segment, the design, development, marketing, licensing and support of client/server application software. The Company is managed on a geographic basis and the Company's management evaluates the performance of its segments and allocates resources to them based upon income (loss) from operations. Income (loss) from operations for the geographic segments excludes general corporate expenses and product development costs. The majority of software development occurs in Sweden although the Company maintains some development facilities in the United States. Product development costs and general corporate expenses are reported in the Corporate segment. Assets by reportable segment are not disclosed since the Company's management does not review segmented balance sheet information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segement data includes intersegment revenues.

The table below presents information about the Company's reportable segments:

                                                Three Months Ended
                                                     July 31,
                                                1999         1998
                                                  (in thousands)
Revenues:
     United States ........................   $  6,110     $ 13,355
     Sweden ...............................      7,225        6,538
     United Kingdom .......................      1,667        2,793
     Netherlands ..........................        927           11
     Germany ..............................         79           36
     France ...............................         --          (30)
     Australia ............................        604          655
     Corporate ............................         64          134
                                              --------     --------
                                              $ 16,676     $ 23,492
                                              ========     ========

Income (loss) from operations:
     United States ........................   $ (1,263)     $ 1,870
     Sweden ...............................      1,054        1,692
     United Kingdom .......................       (103)        (515)
     Netherlands ..........................       (357)        (806)
     Germany ..............................       (135)        (455)
     France ...............................         --         (256)
     Australia ............................        177          142
     Canada ...............................        (16)         (48)
     Intercompany .........................        (10)         (22)
     Corporate ............................     (7,265)      (8,435)
                                              --------     --------
                                              $ (7,918)    $ (6,833)
                                              ========     ========

9. Restructuring

During the fourth quarter of fiscal 1999, the Company incurred a $3,522,000 one-time restructuring charge in connection with a cost realignment plan. The following table presents the restructuring activity through July 31, 1999:

                             Accrual                                    Accrual
                              as of                   Utilization                as of
                                     April 30,                 of       Currency   July 31,
                                       1999    Adjustment    accrual     effect      1999
                                     -------   ----------   ---------   --------   --------
Severance benefits                   $ 1,838    $     (8)   $  (1,036)  $     8    $    802
Lease obligations and terminations       535        (184)        (126)       --         225
Other                                    144         118          (44)        1         219
                                     -------   ----------   ---------   --------   --------
Total                                $ 2,517    $    (74)   $  (1,206)        9  $    1,246
                                     =======   ==========   =========   ========   ========

In connection with the Company's acquisition of Abalon, additional purchase liabilities were recorded for anticipated integration costs. During the three months ended July 31, 1999, $384,000 of the accrual was utilized. As of July 31,1999, the remaining balance of the accrual was $298,000 including $79,000 for severance and related costs and $219,000 for costs associated with the shutdown and consolidation of certain acquired facilities. The Company expects to complete the integration during the current fiscal year.

ITEM 2.
                 INDUSTRI-MATEMATIK INTERNATIONAL COPR.
                            AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this Report generally. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, uncertainties regarding continued market acceptance of the Company's products, delays in the introduction of new product enhancements, hiring, training, and retaining employees, and risks associated with managing the Company's operations, as well as those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999, which are incorporated herein by reference. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

OVERVIEW

   Industri-Matematik International Corp. develops, markets, and supports client/server application software that enables manufacturers, distributors, and wholesalers to more effectively manage the supply chain. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991. In 1993, the Company introduced System ESS(R), which was designed to meet the needs of multinational manufacturers, distributors, and wholesalers. In May, 1999, the Company introduced the VIVALDI(TM) Suite, a suite of open applications which provide full capabilities for managing and executing the global fulfillment and customer service process. The VIVALDI Suite incorporates System ESS components, the Customer Relationship Management Software the Company recently acquired in its acquisition of Abalon AB, and other components.


RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                              Three Months Ended
                                  July 31,
                               1999        1998
Revenues:
  Licenses                      9.8 %      18.6 %
  Services and maintenance     88.9        80.2
  Other                         1.3         1.2
                             -------      -------
     Total revenues           100.0       100.0

Cost of revenues:
  Licenses                      2.1         0.9
  Services and maintenance     72.9        64.1
  Other                         0.3         0.5
                              -------     ------
     Total cost of revenue     75.3        65.5
                              -------     ------
     Gross profit              24.7        34.5
                              -------     ------

Operating expenses:
  Product Development          26.6        22.3
  Acquired In-process
  research and development      0.0         0.0
  Sales and marketing          30.5        26.9
  General and administrative   13.0        14.3
  Amortization of goodwill      2.1         0.1
                              -------     -------
     Total operating
     expenses                  72.7        63.6
                             -------      -------
Income (loss) from
  operations                  (47.5)      (29.1)
                             -------      -------
Other income (expense):
  Interest income               3.8         6.2
  Interest expense             (0.2)       (0.2)
  Miscellaneous
   income (expense)            (0.2)        (0.2)
                             -------      -------
Income (loss) before
  income taxes                (44.1)      (23.3)
Provision (benefit)
  for income taxes              0.0        (7.2)
                             -------      -------
Net income (loss)             (44.1)%     (16.1) %
                             =======      =======
REVENUES

The Company's revenues consist of software license revenues, service and maintenance revenues, and other revenues. Software license revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, the fee is fixed and determinable, collectibility is probable, and the arrangement does not require significant customization of the software. Maintenance and support revenue is deferred and recognized ratably over the term of the agreement, generally one year. Service revenue is recognized as the Company performs the services in accordance with the contract. Other revenues are primarily third-party hardware sales necessary to help certain customers implement the Company's products.

Total revenues decreased 29.0% to $16.7 million in the quarter ended July 31, 1999, from $23.5 million in the quarter ended July 31, 1998. The Company currently derives substantially all of its revenues from software licenses and related service and maintenance.

    SOFTWARE LICENSE REVENUES. Revenues from software licenses decreased 62.2% to $1.6 million in the quarter ended July 31, 1999, from $4.4 million in the quarter ended July 31, 1998. The decrease in software license revenues was due primarily to a worldwide slowdown in sales of enterprise software applications and a lengthening of the sales cycle as potential customers scrutinize their enterprise application purchases due to concerns with issues such as Year 2000 problems and changes in global economic conditions. The Company believes that there is an increased interest in point solutions such as supply chain execution, customer relationship management and e-commerce, both business-to-business and business-to-consumer.

    SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance decreased 21.4% to $14.8 million in the quarter ended July
31, 1999, from $18.9 million in the quarter ended July 1, 1998. The decrease in the absolute dollar amount of service and maintenance revenues was related primarily to a decrease in the number of System ESS licenses sold during fiscal 1999. Service and maintenance revenues as a percentage of total revenues increased to 88.9% in the quarter ended July 31, 1999, from 80.2% in the quarter ended July 31, 1998 and was primarily related to the decrease in the number of System ESS licenses sold during fiscal 1999. Generally, service and maintenance revenues tend to track software license transactions in prior periods.

    OTHER REVENUES. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues decreased 26.2% to $211,000 in the quarter ended July 31, 1999, from $286,000 in the quarter ended July 31, 1998. Other revenues as a percentage of total revenues increased to 1.3% in the quarter ended July 31, 1999, from 1.2% in the quarter ended July 31, 1998. Other revenues vary over time as a percentage of total revenues due to the size of specific hardware sales.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of System ESS and, occasionally, the cost of third-party complementary software that is licensed together with System ESS without being embedded into System ESS. Cost of software license revenues was $346,000 and $204,000 in the quarters ended July
31, 1999, and 1998, representing 21.0% and 4.7% of software license revenues, respectively. The increase in cost of software license revenues both in absolute dollar amount and as a percentage of software license revenues was primarily due to royalty fees paid to an integration partner in the quarter ended July 31, 1999.

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

    Cost of service and maintenance revenues was $12.2 million and $15.1 million in the quarters ended July 31, 1999, and 1998, representing
82.0% and 79.9% of service and maintenance revenues, respectively. The decrease in the cost of service and maintenance revenues in absolute dollar amounts was due to reductions in the workforce carried out during the fourth quarter of fiscal 1999 in order to bring the costs in line with the decrease in service and maintenance revenues. Cost of service and maintenance revenues is expected to continue to decline during fiscal 2000.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $58,000 and $124,000 in the quarters ended July 31, 1999, and 1998, representing 27.5% and 43.4% of other revenues, respectively.

    PRODUCT DEVELOPMENT. Product development expenses were $4.4 million and $5.2 million in the quarters ended July 31, 1999, and 1998, representing 26.6% and 22.3% of total revenues, respectively. The decrease in product development expenses in absolute dollar amount was due to a decrease in the number of product development personnel and other related costs as part of the fourth quarter 1999 restructuring program to adjust expenses to the decline in revenues. The Company expects that product development expenses will remain at approximately the same levels for the remainder of fiscal 2000.

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

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $5.1 million and $6.3 million in the quarters ended July 31, 1999, and 1998, representing 30.5% and 26.9% of total revenues, respectively. The decrease in sales and marketing expenses in absolute dollar amount was primarily due to measures taken in the fourth quarter of fiscal 1999 to reduce costs in response to the slowdown in sales and increase in sales cycle referred to above.

GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other requirements. General and administrative expenses were $2.1 million and $3.3 million in the quarters ended July 31, 1999, and 1998, representing 13.0% and 14.3% of total revenues, respectively. The decrease in absolute dollar amounts of general and administrative expenses was primarily the result of decreased staffing of human resources and internal system administration associated with the restructuring of the Company's business during the fourth quarter of fiscal 1999.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles relates to the fiscal 1998 acquisition of Ceratina International AB and the fiscal 1999 acquisition of Abalon AB. Goodwill and other intangibles is amortized over a 5 to 10 year period. Amortization of goodwill and other intangibles was $346,000 and $28,000, representing 2.1% and 0.1% of total revenues, in fiscal 1999 and 1998, respectively, and the Company anticipates amortizing approximately $1.4 million from these acquisitions in fiscal 2000.

OTHER INCOME (EXPENSE)

    Other income comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $632,000 and $1.4 million in the quarters ended July 31, 1999, and 1998, representing
3.8% and 6.2% of total revenues, respectively. The decrease is due to a decrease in the levels of short-term investments and cash held in interest-bearing accounts compared to the amounts invested in the same period in the prior year. Interest expenses were $28,000 and $40,000 in the quarters ended July 31, 1999, and 1998, representing 0.2% and 0.2% of total revenues, respectively. The decrease in the absolute dollar amounts is due to repayments on a minor external credit facility during fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 1999, the Company had $48.0 million of working capital, including $19.9 million in cash and cash equivalents and $29.8 million in short-term investments, as compared to $54.2 million of working capital as of April 30, 1999, including $29.1 million of cash and cash equivalents and $24.8 million in short-term investments. Accounts receivable, net of allowance for doubtful accounts, decreased to $18.0 million at July 31, 1999, from $23.8 million at April 30, 1999, and the average days' sales outstanding, including contract receivables, was 102 days for the quarter ended July 31, 1999, compared to an average of 114 days for fiscal year 1999. The decrease in average days' sales outstanding was due primarily to the collection of past due accounts receivable during the quarter. The allowance for doubtful accounts remained substantially unchanged at July 31, 1999 compared to April 30, 1999.

    The Company believes that existing cash and cash equivalent balances, short-term investments, and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

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

The Company has devoted a substantial amount of time over the last two years to validate that the standard version of its principal products, System ESS and the VIVALDI Suite, are Year 2000 compliant. The Company will continue to validate such compliance through 1999 and, if necessary, will issue releases for all supported versions of its standard products to ensure that all standard systems can with retained functionality store, process, and receive date and time data for periods before and after the turn of the century if correct date and time data are inputted. The Company also has assessed the Year 2000 readiness of the third-party software vendors whose products are licensed in conjunction with or as part of its standard products and is satisfied that all such products are or will be Year 2000 compliant.

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

The software used by the Company to manage its internal systems, such as time and billing, accounting, general ledger, and the like, was developed by the Company and was not originally Year 2000 compliant. The Company has updated the software to make it Year 2000 compliant and is currently testing the updated software. The Company anticipates that the updated, Year 2000 compliant software will be implemented by the end of October, 1999. The Company estimates that the total cost of updating its internal computer systems, based upon the time expended by the Company's own employees, to be approximately $175,000 to date, which amount has been paid out of working capital. The other internal system identified by the Company not to be Year 2000 compliant was the telephone system in its offices in Stockholm. The Company has moved to new offices, and the telephone system in the new offices is Year 2000 compliant. The Company will continue to test all of its automated systems and will develop contingency plans for all systems not expected to be Year 2000 compliant. The Company also will continue its efforts to confirm that major third-party businesses and its public and private providers of infrastructure services, such as utilities, communications services, and transportation also will be prepared for the Year 2000. The Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. At this time, the registrant believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the registrant, either directly or indirectly, the registrant cannot at present estimate either the likelihood or the potential cost of such failures.


QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading of other purposes. As of July 31, 1999, the Company had no long-term investments and its short-term investments consisted of one Federal Agency security with a maturity of less than one year.

                  PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended July 31, 1999.

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


                                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.



                                  BY: s/ Stig Durlow
                                      ---------------------------
                                      Stig Durlow
                                      Principal Executive Officer



                                  BY: s/ Karl Asp
                                      ---------------------------
                                      Karl Asp
                                      Principal Financial Officer


DATE: September 14, 1999