Form 10-Q
period 1999-10-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 1999-12-15
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

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

Class:                                   Outstanding October 31, 1999:

Common Stock ($.01 par value)                    31,604,118 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except share and per share data)

                                             10/31/99         4/30/99
                                            -----------     -----------
                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents               $  13,851       $ 29,065
    Short-term investments                     27,742         24,848
    Accounts receivable, less allowance
      for doubtful accounts of $3,283
      and $4,883 at October 31, 1999, and
      April 30, 1999, respectively             16,228         23,772
    Contract receivables                          775            703
    Prepaid expenses                            2,985          2,742
    Income taxes receivable                       943            733
    Other current assets                          813            558
                                               ------         ------
          Total current assets                 63,337         82,421
                                               ------         ------
Non-current assets:
     Property and equipment, net                6,366          6,682
     Deferred income taxes                     16,139         16,042
     Goodwill and other intangible assets       8,405          9,084
     Other non-current assets                   2,593            856
                                               ------         ------
          Total non-current assets             33,503         32,664
                                               ------         ------
     Total assets                            $ 96,840       $115,085
                                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital lease
       obligations                            $   28        $   110
     Current portion of notes payable            559            534
     Accounts payable                          2,883          3,177
     Accrued expenses and other
       current liabilities                     9,959         12,853
     Accrued payroll and employee benefits     4,391          6,243
     Deferred revenue                          4,900          5,317
                                              ------         ------
          Total current liabilities           22,720         28,234
                                              ------         ------
Long-term liabilities:
     Notes payable                                18            303
     Accrued pension liability                 2,850          2,476
     Other long-term liabilities                 796            191
                                              ------         ------
     Total long-term liabilities               3,664          2,970
                                              ------         ------
           Total liabilities                  26,384         31,204

Stockholders' equity:
     Common Stock; voting, $.01 par value;
     62,500,000 shares authorized;
     31,604,118 and 31,499,348 shares
     issued and outstanding at
     October 31, 1999 and April 30,
     1999, respectively                          316            315
    Additional paid-in capital               124,161        123,945
    Accumulated deficit                      (44,169)       (29,972)
    Accumulated other comprehensive loss      (2,959)        (3,514)
    Notes receivable from stockholders        (6,893)        (6,893)
                                             -------        -------
       Total stockholders' equity             70,456         83,881
                                             -------        -------
Total liabilities and stockholders' equity  $ 96,840       $115,085
                                            ========        =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)
                                                THREE MONTHS ENDED
                                           10/31/99           10/31/98
                                       ---------------   ----------------
Revenues:
    Licenses                                $  1,019          $  5,984
    Services and maintenance                  16,856            16,974
    Other                                        413               380
                                             -------           -------
      Total revenues                          18,288            23,338
                                             -------           -------
Cost of revenues:
    Licenses                                     184               223
    Services and maintenance                  12,722            22,447
    Other                                        101               106
                                             -------           -------
      Total cost of revenues                  13,007            22,776
                                             -------           -------
      Gross profit                             5,281               562
                                             -------           -------
Operating expenses:
    Product development                        4,497             8,113
    Sales and marketing                        5,429             6,987
    General and administrative                 2,348             3,034
    Amortization of goodwill and
        other intangible assets                  346                28
                                             -------           -------
      Total operating expenses                12,620            18,162
                                             -------           -------
Loss from operations                          (7,339)          (17,600)
                                             -------           -------
Other income (expense):
    Interest income                              568             1,304
    Interest expense                             (13)              (35)
    Miscellaneous expense, net                   (66)               72
                                             -------           -------
Loss before income taxes                      (6,850)          (16,259)
Benefit for income taxes                          --            (5,303)
                                             -------           -------

Net loss                                      (6,850)          (10,956)
                                             =======           =======

Net loss per share                           $ (0.22)          $ (0.33)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.22)          $ (0.33)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)
                                                SIX MONTHS ENDED
                                           10/31/99           10/31/98
                                       ---------------   ----------------
Revenues:
    Licenses                                $  2,664          $ 10,339
    Services and maintenance                  31,676            35,825
    Other                                        624               666
                                             -------           -------
      Total revenues                          34,964            46,830
                                             -------           -------
Cost of revenues:
    Licenses                                     530               427
    Services and maintenance                  24,876            37,514
    Other                                        159               230
                                             -------           -------
      Total cost of revenues                  25,565            38,171
                                             -------           -------
      Gross profit                             9,399             8,659
                                             -------           -------
Operating expenses:
    Product development                        8,938            13,354
    Sales and marketing                       10,516            13,299
    General and administrative                 4,510             6,383
    Amortization of goodwill and
        other intangible assets                  692                56
                                             -------           -------
      Total operating expenses                24,656            33,092
                                             -------           -------
Loss from operations                         (15,257)          (24,433)
                                             -------           -------
Other income (expense):
    Interest income                            1,200             2,745
    Interest expense                             (41)              (75)
    Miscellaneous expense, net                   (99)               29
                                             -------           -------
Loss before income taxes                     (14,197)          (21,734)
Benefit for income taxes                          --            (6,996)
                                             -------           -------

Net loss                                     (14,197)          (14,738)
                                             =======           =======

Net loss per share                           $ (0.45)          $ (0.45)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.45)          $ (0.45)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)
                                                 SIX MONTHS ENDED
                                              10/31/99        10/31/98
                                            -----------     -----------
Cash flows from operating activities:
Net loss                                      $(14,197)       $(14,738)

Adjustments to reconcile net loss
to net cash used in operating activities:
    Depreciation and amortization                2,567           1,414
    Provision for doubtful accounts                621             935
    Deferred income taxes                           --          (7,092)
    Accrued interest on short-term
      investments                                   90            (336)
    (Gain) loss on disposal of property
      and equipment                                 (3)              6
    Changes in operating assets and liabilities:
        Accounts receivable                      7,403         (10,288)
        Contract receivables and
          prepaid expenses                        (218)            248
        Income taxes receivable                   (220)           (221)
        Other assets                              (430)            (41)
        Accounts payable                          (730)          1,015
        Accrued expenses and other
          current liabilities                   (3,908)          7,159
        Accrued payroll, employee benefits
          and deferred revenue                  (1,840)            749
        Accrued pension liability                  327             271
                                             ---------       ---------

Net cash used in operating activities          (10,538)        (20,919)
                                             =========       =========

Cash flows from investing activities:
      Purchase of short-term investments       (84,227)       (143,333)
      Proceeds from sale of short-term
        investments                             81,242         138,435
      Additions to property and equipment       (1,755)         (3,522)
      Payment for Ceratina                        (145)           (178)
      Proceeds from sale of property
        and equipment                               37              46
      Proceeds from sale of other shares            --               1
                                             ---------       ---------

Net cash flows used in investing activities     (4,848)         (8,551)
                                             =========       =========
Cash flows from financing activities:
      Payments on notes payable                     --            (239)
      Principal payments on capital
       lease obligations                          (299)           (196)
      Issuance of Common Stock                     217           1,053
      Repurchase of Common Stock                     -          (4,871)
      Other                                        211            (411)
                                             ---------       ---------
Net cash flows provided
  by(used in)financing activities                 129          (4,664)
                                             =========       =========

Translation differences on cash and
 cash equivalents                                   43               1
                                             ---------       ---------
Net decrease in cash and cash
 equivalents                                  $(15,214)       $(34,133)
                                             =========       =========

Cash and cash equivalents at beginning
 of period                                     $29,065         $41,982
Cash and cash equivalents at end             ---------       ---------
 of period                                     $13,851         $ 7,849
                                             ---------       ---------
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
      Interest                                   $  37           $ 120
      Income taxes                               $ 846           $ 481

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)




1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at and October 31, 1999, and the results of operations and cash flows for the six months ended October 31, 1998, and 1999. These financial statements, which include a condensed consolidated balance sheet as of April 30, 1999 (audited), should be read in conjunction with the audited consolidated financial statements of the Company as presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999. Results of operations and cash flows for the periods ended October 31, 1999, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 2000, or any other future period.

2.  Comprehensive Loss

    Total comprehensive loss was $(6,529,000) and $(10,900,000) for the three months ended October 31, 1999 and 1998, respectively. Total comprehensive loss was $(13,642,000) and $(14,839,000) for the six months ended October 31, 1999 and 1998, respectively. Total comprehensive loss includes net loss and currency translation adjustments.

3.  Net Loss per Share

    Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For each of the periods presented, net loss per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net loss per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share - assuming dilution for the three and six month periods ended October 31, 1998 and 1999, do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for the periods.

    For each of the periods presented, income available to common shareholders (the numerator) used in the computation of net loss per share was the same as the numerator used in the computation of net loss per share - assuming dilution. A reconciliation of the denominators used in the computations of net loss per share and net loss per share - assuming dilution is as follows:


                          Three months ended           Six months ended
                             October 31,                  October 31,
                        -----------------------     -----------------------
                           1999        1998            1999          1998
                        ---------     ---------     ---------     ---------
Weighted average
shares outstanding     31,604,118    32,873,871    31,569,384    32,924,724
Effect of dilutive
stock options                   -             -             -             -
                        ---------     ---------     ---------     ---------
Adjusted weighted
average shares
outstanding assuming
dilution               31,604,118    32,873,871    31,569,384    32,924,724
                       ==========    ==========    ==========    ==========

4.  Accrued Expenses and Other Current Liabilities

                              October 31, 1999       April 30, 1999
                              ----------------       --------------
                                (unaudited)
                                        (in thousands)
Accrued purchases                 $1,727               $3,768
Project reserves                   4,268                2,283
Accrued consultancy                  813                1,106
Accrued restructuring costs          595                2,517
Accrued pension taxes                936                  616
Restructuring cost Abalon            166                  682
Value-added tax                      283                  674
Employee withholding taxes           742                  804
Income tax payable                    48                   25
Other                                381                  378
                                  ------               ------
                                 $ 9,959              $12,853
                                  ======               ======

Project reserves consist of charges to be incurred bringing projects to implementation, some of which will not be billed and some of which will be billed at a discount.


5.  Accrued Payroll and Employee Benefits

                               October 31, 1999        April 30, 1999
                               ----------------        --------------
                                 (unaudited)
                                        (in thousands)
Accrued commissions               $   69               $  364
Accrued payroll taxes              1,145                1,398
Accrued vacation pay               1,351                2,052
Accrued salaries and bonus         1,324                1,819
Accrued pension expenses             337                  321
Debt for ESPP                        165                  279
Other                                 --                   10
                                  ------               ------
                                  $4,391               $6,243
                                  ======               ======

6.  Provision for Income Taxes

    Due to its continued negative performance, the Company did not record a benefit for income taxes for the six month period ended October 31, 1999. For the six month period ended October 31, 1998, the Company recorded a benefit for income taxes of $6,996,000. At October 31, 1999, the Company's deferred tax asset amounted to $26,953,000 and related primarily to net operating loss carry-forwards incurred in the United States and Sweden.
Net operating loss carry-forwards may be used to offset future income for up to 15 years in the United States and indefinitely in Sweden. In light of the fact that future operating results will depend on numerous factors, including the growth of the supply chain software market generally and acceptance of the Company's products, management determined that $10,814,000 was an adequate valuation allowance against the net deferred tax asset recorded at October 31, 1999. The Company will continue to measure the deferred tax asset against future performance and the related carry-forward period and may decide to increase or decrease this valuation allowance in the future.


7.  Stock Option Plans

    Under the Industri-Matematik International Corp. Stock Option Plans, 150,000 options were granted during the three months ended October 31, 1999. All options were issued at an exercise price equal to the closing market price on the date of grant.


8. Segment Information

The Company operates in one industry segment, the design, development, marketing, licensing, and support of client/server application software. The Company is managed on a geographic basis and the Company's management evaluates the performance of its segments and allocates resources to them based upon income (loss) from operations. Income (loss) from operations for the geographic segments excludes general corporate expenses and product development costs. The majority of software development occurs in Sweden although the Company maintains some development facilities in the United States. Product development costs and general corporate expenses are reported in the Corporate segment. Assets by reportable segment are not disclosed since the Company's management does not review segmented balance sheet information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment data includes inter-segment revenues.

The table below presents information about the Company's reportable segments:

                            Three Months Ended         Six Months Ended
                               October 31,                October 31,
                            1999         1998          1999         1998
                          --------     --------      --------     --------
                              (in thousands)              (in thousands)
Revenues:
     United States .......$  6,172     $ 12,981      $ 12,282     $ 26,336
     Sweden .......     ..   9,489        6,334        16,714       12,872
     United Kingdom    .     1,545        2,733         3,212        5,526
     Netherlands ...   ..      316          496         1,243          506
     Germany .......   ..       63          247           142          283
     France ........   ..       --         (203)           --         (233)
     Australia ....   ...      581          512         1,185        1,167
     Corporate ....   ..       122          238           186          373
                          --------     --------      --------     --------
                          $ 18,288     $ 23,338      $ 34,964     $ 46,830
                          ========     ========      ========     ========

Income (loss) from operations:
     United States ..     $    432      $(5,101)         (832)      (3,231)
     Sweden ........   .     1,360        1,199         2,414        2,890
     United Kingdom .         (194)         (34)         (297)        (549)
     Netherlands ....         (468)        (379)         (824)      (1,186)
     Germany ........         (446)        (257)         (581)        (712)
     France ........   .       (57)        (443)          (57)        (699)
     Australia .....   .       204         (279)          381         (137)
     Canada .........           (6)         (56)          (22)        (104)
     Intercompany ...          (56)         (22)          (69)         (44)
     Corporate .......      (8,108)     (12,228)      (15,370)     (20,661)
                          --------     --------      --------     --------
                          $ (7,339)    $(17,600)     $(15,257)    $(24,433)
                          ========     ========      ========     ========

9. Restructuring

During the fourth quarter of fiscal 1999, the Company incurred a $3,522,000 one-time restructuring charge in connection with a cost realignment plan. The following table presents the restructuring activity through October 31, 1999:

                                     Accrual                                        Accrual
                                      as of                Utilization               as of
                                     April 30,                 of       Currency   October 31,
                                       1999    Adjustment    accrual     effect      1999
                                     -------   ----------   ---------   --------   --------
Severance benefits                   $ 1,838    $     (8)   $  (1,487)  $     5    $    348
Lease obligations and terminations       535        (184)        (167)       --         184
Other                                    144         118         (198)       (1)         63
                                     -------   ----------   ---------   --------   --------
Total                                $ 2,517    $    (74)   $  (1,852)  $     4    $    595
                                     =======   ==========   =========   ========   ========

In connection with the Company's acquisition of Abalon in fiscal 1999, additional purchase liabilities of $982,000 were recorded for anticipated integration costs which included $549,000 for severance and related costs and $433,000 for costs associated with the shut down and consolidation of certain acquired facilities. As of October 31, 1999, the remaining balance of the accrual was $166,000 including $69,000 for severance and related costs and $97,000 for costs associated with the shutdown and consolidation of facilities. The Company expects to complete the integration during the current fiscal year.

10.    Other transactions

During the quarter ended October 31, 1999, the Company entered into a software license agreement with a United States based start-up corporation which intends to sell goods directly to consumers and small retailers over the internet. In exchange for the license, the Company has received a small equity interest in the licensee consisting of restricted stock. At October 31, 1999, this licensee had not completed its required financing, had not commenced operations, and there was no market for its equity securities. Accordingly, the Company did not recognize revenue or net asset value relating to these transactions.

ITEM 2.
                 INDUSTRI-MATEMATIK INTERNATIONAL COPR.
                            AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this Report generally. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, uncertainties regarding continued market acceptance of the Company's products, delays in the introduction of new product enhancements, the success of the implementation of the Company's restructuring program, hiring, training, and retaining employees, and risks associated with managing the Company's operations, as well as those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999, which are incorporated herein by reference. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

OVERVIEW

   Industri-Matematik International Corp. develops, markets, and supports client/server application software that enables manufacturers, distributors, and wholesalers to more effectively manage the supply chain. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991. In 1993, the Company introduced System ESS(R), which was designed to meet the needs of multinational manufacturers, distributors, and wholesalers. In May, 1999, the Company introduced the VIVALDI(TM) Suite, a suite of open applications which provide full capabilities for managing and executing the global fulfillment and customer service process. The VIVALDI Suite includes System ESS components, the Customer Relationship Management Software the Company recently acquired in its acquisition of Abalon AB, and other components.


RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                              Six Months Ended             Three Months Ended
                                  October 31,         October 31,
                               1999        1998            1999          1998
Revenues:
  Licenses                      7.6         22.1                5.6            25.7
  Services and maintenance  90.6            76.5               92.2            72.7
  Other                         1.8          1.4                2.2           1.6
                             -------     -------         -------        -------
     Total revenues           100.0       100.0              100.0       100.0

Cost of revenues:
  Licenses                      1.5          0.9                1.0             1.0
  Services and maintenance  71.1            80.1               69.6            96.2
  Other                         0.5          0.5                0.6             0.4
                             -------      ------       -------          -------
     Total cost of revenue  73.1            81.5               71.2            97.6
                             -------      ------         -------       -------
     Gross profit              26.9        18.5            28.8           2.4
                             -------      ------         -------       -------

Operating expenses:
  Product Development          25.6        28.5            24.6          34.8
  Sales and marketing          30.1        28.4            29.7          29.9
  General and administrative   12.9        13.7            12.8          13.0
  Amortization of goodwill      2.0         0.1             1.9           0.1
                             -------     -------         -------       -------
     Total operating
     expenses                  70.6        70.7            69.0          77.8
                             -------     -------         -------       -------
Income (loss) from
  operations                  (43.7)      (52.2)          (40.2)        (75.4)
                             -------     -------         -------       -------
Other income (expense):
  Interest income               3.4         5.9             3.1           5.6
  Interest expense             (0.1)       (0.2)           (0.1)         (0.1)
  Miscellaneous
   income (expense)            (0.3)        0.1            (0.4)          0.3
                             -------     -------         -------       -------
Income (loss) before
  income taxes                (40.7)      (46.4)          (37.6)        (69.6)
Provision (benefit)
  for income taxes                -       (14.9)              -         (22.7)
                             -------     -------         -------       -------
Net income (loss)             (40.7)       (31.5)         (37.6)        (46.9)
                             =======      =======        =======       =======

REVENUES

The Company's revenues consist of software license revenues, service and maintenance revenues, and other revenues. Software license revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, the fee is fixed and determinable, collectibility is probable, and the arrangement does not require significant customization of the software. Maintenance and support revenue is deferred and recognized ratably over the term of the agreement, generally one year. Service revenue is recognized as the Company performs the services in accordance with a professional services agreement. Other revenues are primarily third-party hardware sales necessary to help certain customers implement the Company's products.

Total revenues decreased 21.6% to $18.3 million in the quarter ended October 31, 1999, from $23.3 million in the quarter ended October 31, 1998. In the first six months of fiscal 2000, total revenues decreased 25.3% to $35.0 million from $46.8 million in the first six months of fiscal 1999. The Company currently derives substantially all of its revenues from software licenses and related service and maintenance.

    SOFTWARE LICENSE REVENUES. Revenues from software licenses decreased 83.0% to $1.0 million in the quarter ended October 31, 1999, from $6.0 million in the quarter ended October 31, 1998. In the first six months of fiscal 2000, revenues from software licenses decreased 74.2% to $2.7 million from $10.3 million in the first six months of fiscal 1999. The decrease in software license revenues was the result of fewer licenses being sold.

    SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance decreased 0.7% to $16.9 million in the quarter ended October 31, 1999, from $17.0 million in the quarter ended October 31, 1998. In the first six months of fiscal 2000, revenues from service and maintenance decreased 11.6% to $31.7 million from $35.8 million in the first six months of fiscal 1999. The decrease in the absolute dollar amount of service and maintenance revenues was related primarily to the decrease in software license revenues during fiscal 1999. Service and maintenance revenues as a percentage of total revenues increased to 92.2% in the quarter ended October 31, 1999, from 72.7% in the quarter ended October 31, 1998 and increased to 90.6% in the first six months of fiscal 2000 from 76.5% in the first six months of fiscal 1999. This increase in percentage of total revenues is related to the decrease in software license revenues during
fiscal 2000 compared to the prior fiscal year.   Generally, increases and
decreases in service and maintenance revenues tend to track software license revenues in prior periods.

    OTHER REVENUES. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues increased 8.7% to $413,000 in the quarter ended October 31, 1999, from $380,000 in the quarter ended October 31, 1998. In the first six months of fiscal 2000, other revenues decreased 6.3% to $624,000 from $666,000 in the first six months of fiscal 1999. Other revenues as a percentage of total revenues increased to 2.2% in the quarter ended October 31, 1999, from 1.6% in the quarter ended October 31, 1998, and increased to 1.8% in the first six months of fiscal 2000 from 1.4% in the first six months of fiscal 1999. Other revenues vary over time as a percentage of total revenues due to the size of specific hardware sales and to fluctuations in software license revenues.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of System ESS and, occasionally, the cost of third-party complementary software that is licensed together with System ESS without being embedded into System ESS. In addition, cost of software license revenues may include royalty fees paid to partners that are directly related to license sales. Cost of software license revenues was $184,000 and $223,000 in the quarters ended October 31, 1999, and 1998, representing 18.1% and 3.7% of software license revenues, respectively. Cost of software license revenues was $530,000 and $427,000 in the first six months of fiscal 2000 and 1999, representing 19.9% and 4.1% of software license revenues, respectively. The decrease in cost of software license revenues in absolute dollar amount compared to the same quarter in the prior year is due to the decrease in software license revenues. The increase of cost of software license revenues as a percentage of software license revenues in the second quarter of fiscal 2000 compared to the same period in the prior year was primarily due to the allocation of fixed costs for embedded third party software over a decreased amount of software license revenue. The increase in cost of software license revenues as a percentage of software license revenues in the first six months of fiscal 2000 compared to the same period in the prior year was due to the both the allocation of fixed costs for embedded third party software over a decreased amount of software license revenue and higher royalty fees paid to an integration partner in the first quarter of fiscal 2000.

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

    Cost of service and maintenance revenues was $12.7 million and $22.4 million in the quarters ended October 31, 1999, and 1998, representing 75.5% and 132.2% of service and maintenance revenues, respectively. Cost of service and maintenance revenues was $24.9 million and $37.5 million in the first six months of fiscal 2000 and fiscal 1999, representing 78.5% and 104.7% of service and maintenance revenues, respectively. The decrease in the cost of service and maintenance revenues in absolute dollar amounts was due to reductions in the workforce initiated during the fourth quarter of fiscal 1999 in order to bring the costs in line with an expected decrease in service and maintenance revenues and to a reduction in the use of outside consultants. In addition, the comparable period in the prior year included significant one-time charges related to increases in project reserves and doubtful accounts reserves.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $101,000 and $106,000 in the quarters ended October 31, 1999, and 1998, representing 24.5% and 27.9% of other revenues, respectively. Cost of other revenues was $159,000 and $230,000 in the first six months of fiscal 2000 and fiscal 1999, representing 25.5% and 34.5% of other revenues, respectively.

    PRODUCT DEVELOPMENT. Product development expenses were $4.5 million and $8.1 million in the quarters ended October 31, 1999, and 1998, representing 24.6% and 34.8% of total revenues, respectively. These same expenses were $8.9 million and $13.4 million in the first six months of fiscal 2000 and 1999, representing 25.6% and 28.5% of total revenues, respectively. The decrease in product development expenses in absolute dollar amount was due to a decrease in the number of product development personnel and other related costs as part of the restructuring program initiated in fourth quarter 1999 to adjust expenses to the expected decline in revenues. In addition, the comparable period in the prior year included high external costs related to specific product development initiatives carried out in that period.

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

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $5.4 million and $7.0 million in the quarters ended October 31, 1999, and 1998, representing 29.7% and 29.9% of total revenues, respectively. These same expenses were $10.5 million and $13.3 million in the first six months of fiscal 2000 and 1999, representing 30.1% and 28.4% of total revenues, respectively. The decrease in sales and marketing expenses in absolute dollar amount was primarily due to measures initiated in the fourth quarter of fiscal 1999 to reduce costs in response to the reduction in software license revenues.

GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other services. General and administrative expenses were $2.3 million and $3.0 million in the quarters ended October 31, 1999, and 1998, representing 12.8% and 13.0% of total revenues, respectively. These same expenses were $4.5 million and $6.4 million in the first six months of fiscal 2000 and 1999, representing 12.9% and 13.7% of total revenues, respectively. The decrease in absolute dollar amounts of general and administrative expenses was primarily the result of decreased staffing of human resources and internal system administration associated with the restructuring program initiated in the fourth quarter of fiscal 1999.


    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles relates to the fiscal 1998 acquisition of Ceratina International AB and the fiscal 1999 acquisition of Abalon AB. Goodwill and other intangibles are amortized over a 5 to 10 year period. Amortization of goodwill and other intangibles was $346,000 and $28,000 in the quarters ended October 31, 1999, and 1998, representing 1.9% and 0.1% of total revenues, respectively. These same expenses were $692,000 and $56,000 in the first six months of fiscal 2000 and 1999, representing 2.0% and 0.1% of total revenues, respectively.

OTHER INCOME (EXPENSE)

    Other income comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $568,000 and $1.3 million in the quarters ended October 31, 1999, and 1998, representing 3.1% and 5.6% of total revenues, respectively. Interest income was $1.2 million and $2.7 million in the first six months of fiscal 2000 and 1999, representing 3.4% and 5.9% of total revenues, respectively. The decrease is due to a decrease in the levels of short-term investments and cash held in interest-bearing accounts compared to the amounts invested in the same period in the prior year. Interest expenses were $13,000 and $35,000 in the quarters ended October 31, 1999, and 1998, representing 0.1% and 0.1% of total revenues, respectively. These same expenses were $41,000 and $75,000 in the first six months of fiscal 2000 and 1999, representing 0.1% and 0.2% of total revenues, respectively. The decrease in the absolute dollar amounts is due to repayments on a small external credit facility during fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of October 31, 1999, the Company had $40.6 million of working capital, including $13.9 million in cash and cash equivalents and $27.7 million in short-term investments, as compared to $54.2 million of working capital as of April 30, 1999, including $29.1 million of cash and cash equivalents and $24.8 million in short-term investments. Accounts receivable, net of allowance for doubtful accounts, decreased to $16.2 million at October 31, 1999, from $23.8 million at April 30, 1999, and the average days' sales outstanding, including contract receivables, was 83 days for the quarter ended October 31, 1999, compared to an average of 114 days for fiscal year 1999. The decrease in average days' sales outstanding was due primarily to the collection of past due accounts receivable during the quarter. The allowance for doubtful accounts decreased $3.3 million at October 31, 1999, from $4.9 million at April 30, 1999. The decrease was primarily the result of netting certain allowances for doubtful accounts against the corresponding receivables due to the settlement of various disputes including an arbitration with a customer. The decrease in accounts receivable in total dollars is attributable to the decline in revenues.

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

The Company has devoted a substantial amount of time over the last two years to validate that the standard version of its principal products, the VIVALDI Suite including System ESS, are Year 2000 compliant and can with retained functionality store, process, and receive date and time data for periods before and after the turn of the century if correct date and time data are inputted. The Company also has assessed the Year 2000 readiness of the third-party software vendors whose products are licensed in conjunction with or as part of its standard products and is satisfied that all such products are Year 2000 compliant.

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

The software used by the Company to manage its internal systems, such as time and billing, accounting, general ledger, and the like, was developed by the Company and was not originally Year 2000 compliant. The Company began a project to update its internal systems to make them Year 2000 compliant during fiscal year 1999 and completed testing of the updated software during the second quarter of fiscal year 2000. Implementation of the year 2000 upgrade of the internal accounting systems took place during November 1999 and did not cause any significant problems. The Company estimates that the total cost of updating its internal computer systems, based upon the time expended by the Company's own employees, to be approximately $175,000, which amount has been paid out of working capital. The other internal system identified by the Company not to be Year 2000 compliant was the telephone system in its offices in Stockholm. When the Company moved of its Stockholm office to a new location in September 1999, the telephone system was upgraded to be Year 2000 compliant. The Company will continue its efforts to confirm that major third-party businesses and its public and private providers of infrastructure services, such as utilities, communications services, and transportation also will be prepared for the Year 2000. The Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on third parties whose systems may not work properly after December 31, 1999. While such failures could affect important operations of the Company, either directly or indirectly, the Company cannot at present estimate either the likelihood or the potential cost of such failures.


QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading of other purposes. As of October 31, 1999, the Company had no long-term investments and its short-term investments consisted of one Federal Agency security with a maturity of less than one year.

                  PART II. - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

In September, 1999, the Company settled an arbitration proceeding which had been commenced against the Company in November, 1998, by a licensee of System ESS (pursuant to a license agreement with a Company partner).

ITEM 4.     Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the shareholders of the Company held on October 6, 1999, Stig G. Durlow, Jeffrey A. Harris, William H. Janeway, Martin Leimdorfer, and Geoffrey W. Squire were re-elected as directors of the Company, the increase in the number of shares authorized for issuance pursuant to the Company's 1997 Employee Stock Purchase Plan from 600,000 to 1,200,000 shares was approved, and the selection of Ohrlings Coopers & Lybrand AB as the Company's independent public accountants for the fiscal year ending April 30, 2000, was ratified. The tabulation of the votes is as follows:

                                Votes For          Votes Withheld
                              ---------          --------------
Stig G. Durlow                25,545,937            2,503,230

Jeffrey A. Harris             25,620,211            2,428,956

William H. Janeway            25,620,011            2,429,156

Martin Leimdorfer             25,596,791            2,452,376

Geoffrey W. Squire            25,582,756            2,466,411


                              Votes For        Against        Abstain
                              ---------        -------        -------

Approval of increase in the
shares authorized for issuance
pursuant to the 1997 Employee
Stock Purchase Plan from
600,000 to 1,200,000 shares   27,753,612       278,392          17,163

Ratification of Selection
of Accountants                27,963,579        59,468          26,120



ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 10.1. Employment Agreement dated December 31, 1999, between the Company and Per Edstrom.

              Exhibit 10.2. Lease Agreement dated August 1, 1999, between Tranboclarne 11 KB, as Lessor, and Industri-Matematik AB, as Lessee.

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended October 31, 1999.

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


DATE: December 14, 1999