Form 10-Q
period 2000-01-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 2000-03-15
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

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

Class:                                   Outstanding January 31, 2000:

Common Stock ($.01 par value)                    31,689,417 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except share and per share data)

                                              1/31/00         4/30/99
                                            -----------     -----------
                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents               $  16,268       $ 29,065
    Short-term investments                     24,765         24,848
    Accounts receivable, less allowance
      for doubtful accounts of $2,503
      and $4,883 at January 31, 2000, and
      April 30, 1999, respectively             11,442         23,772
    Contract receivables                        1,645            703
    Prepaid expenses                            2,349          2,742
    Income taxes receivable                     1,014            733
    Other current assets                          660            558
                                               ------         ------
          Total current assets                 58,143         82,421
                                               ------         ------
Non-current assets:
     Property and equipment, net                8,039          6,682
     Deferred income taxes                     15,691         16,042
     Goodwill and other intangible assets       8,006          9,084
     Other non-current assets                   1,066            856
                                               ------         ------
          Total non-current assets             32,802         32,664
                                               ------         ------
     Total assets                            $ 90,945       $115,085
                                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital lease
       obligations                            $    2        $   110
     Current portion of notes payable            441            534
     Accounts payable                          2,320          3,177
     Accrued expenses and other
       current liabilities                     9,610         12,853
     Accrued payroll and employee benefits     5,023          6,243
     Deferred revenue                          5,815          5,317
                                              ------         ------
          Total current liabilities           23,211         28,234
                                              ------         ------
Long-term liabilities:
     Notes payable                                 -            303
     Accrued pension liability                 2,863          2,476
     Other long-term liabilities                 616            191
                                              ------         ------
     Total long-term liabilities               3,479          2,970
                                              ------         ------
           Total liabilities                  26,690         31,204
                                              ------         ------
Stockholders' equity:
     Common Stock; voting, $.01 par value;
     62,500,000 shares authorized;
     31,689,417 and 31,499,348 shares
     issued and outstanding at
     January 31, 2000 and April 30,
     1999, respectively                          317            315
    Additional paid-in capital               123,901        123,945
    Accumulated deficit                      (50,062)       (29,972)
    Accumulated other comprehensive loss      (3,819)        (3,514)
    Notes receivable from stockholders        (6,082)        (6,893)
                                             -------        -------
       Total stockholders' equity             64,255         83,881
                                             -------        -------
Total liabilities and stockholders' equity  $ 90,945       $115,085
                                             =======        =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)
                                                THREE MONTHS ENDED
                                           1/31/00           1/31/99
                                       ---------------   ----------------
Revenues:
    Licenses                                $  4,344          $  4,128
    Services and maintenance                  14,109            15,353
    Other                                        426               588
                                             -------           -------
      Total revenues                          18,879            20,069
                                             -------           -------
Cost of revenues:
    Licenses                                     877               910
    Services and maintenance                  12,175            15,336
    Other                                        106               407
                                             -------           -------
      Total cost of revenues                  13,158            16,653
                                             -------           -------
      Gross profit                             5,721             3,416
                                             -------           -------
Operating expenses:
    Product development                        4,656             5,033
    Acquired in-process research and
      development                                 --             2,500
    Sales and marketing                        4,969             7,068
    General and administrative                 2,317             2,768
    Amortization of goodwill and
        other intangible assets                  346               137
                                             -------           -------
      Total operating expenses                12,288            17,506
                                             -------           -------
Loss from operations                          (6,567)          (14,090)
                                             -------           -------
Other income (expense):
    Interest income                              651               976
    Interest expense                             (14)              (37)
    Miscellaneous income, net                     37                --
                                             -------           -------
Loss before income taxes                      (5,893)          (13,151)
Benefit for income taxes                          --            (4,225)
                                             -------           -------

Net loss                                      (5,893)           (8,926)
                                             =======           =======

Net loss per share                           $ (0.19)          $ (0.28)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.19)          $ (0.28)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)
                                                NINE MONTHS ENDED
                                           1/31/00           1/31/99
                                       ---------------   ----------------
Revenues:
    Licenses                                $  7,008          $ 14,467
    Services and maintenance                  45,785            51,178
    Other                                      1,050             1,254
                                             -------           -------
      Total revenues                          53,843            66,899
                                             -------           -------
Cost of revenues:
    Licenses                                   1,407             1,337
    Services and maintenance                  37,051            52,850
    Other                                        265               637
                                             -------           -------
      Total cost of revenues                  38,723            54,824
                                             -------           -------
      Gross profit                            15,120            12,075
                                             -------           -------
Operating expenses:
    Product development                       13,594            18,387
    Acquired in-process research
        and development	                      --              2,500
    Sales and marketing                       15,485            20,367
    General and administrative                 6,827             9,151
    Amortization of goodwill and
        other intangible assets                1,038               193
                                             -------           -------
      Total operating expenses                36,944            50,598
                                             -------           -------
Loss from operations                         (21,824)          (38,523)
                                             -------           -------
Other income (expense):
    Interest income                            1,851             3,721
    Interest expense                             (55)             (112)
    Miscellaneous income (expense), net          (62)               29
                                             -------           -------
Loss before income taxes                     (20,090)          (34,885)
Benefit for income taxes                          --           (11,221)
                                             -------           -------

Net loss                                     (20,090)          (23,664)
                                             =======           =======

Net loss per share                           $ (0.64)          $ (0.73)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.64)          $ (0.73)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)
                                                 NINE MONTHS ENDED
                                              1/31/00        1/31/99
                                            -----------     -----------
Cash flows from operating activities:
Net loss                                      $(20,090)       $(23,664)

Adjustments to reconcile net loss
to net cash used in operating activities:
    Acquired in-process research and development    --           2,500
    Depreciation and amortization                3,937           2,351
    Provision for doubtful accounts              2,822           2,978
    Deferred income taxes                           --         (11,375)
    Accrued interest on short-term
      investments                                    6            (170)
    Gain on disposal of other shares                (6)             --
    Loss on disposal of property and equipment      74              10
    Changes in operating assets and liabilities:
        Accounts receivable                      9,180             643
        Contract receivables and
          prepaid expenses                        (682)            489
        Income taxes receivable                   (345)            (78)
        Other assets                              (194)            280
        Accounts payable                        (1,147)            429
        Accrued expenses and other
          current liabilities                   (3,881)          3,288
        Accrued payroll, employee benefits
          and deferred revenue                    (167)            713
        Accrued pension liability                  546             406
                                             ---------       ---------

Net cash used in operating activities           (9,947)        (21,200)
                                             =========       =========

Cash flows from investing activities:
      Purchase of short-term investments      (108,870)       (163,079)
      Proceeds from sale of short-term
        investments                            108,948         212,749
      Additions to property and equipment       (3,364)         (4,109)
      Payment for Ceratina                        (275)           (178)
      Payment for Abalon                            --          (9,500)
      Proceeds from sale of property
        and equipment                               68              67
      Proceeds from sale of other shares             6               1
      Collection of notes receivable               336               0
                                             ---------       ---------
Net cash flows provided by (used in)
  investing activities                          (3,151)         35,951
                                             =========       =========
Cash flows from financing activities:
      Repayments of lines of credit                 --            (828)
      Payments on notes payable                   (396)           (362)
      Principal payments on capital
       lease obligations                           (59)           (395)
      Issuance of Common Stock                     433           1,850
      Repurchase of Common Stock                     -          (4,871)
      Other                                        597            (318)
                                             ---------        ---------
Net cash flows provided
  by(used in)financing activities                  575           (4,924)
                                             =========        =========

Translation differences on cash and
 cash equivalents                                 (274)             (39)
                                             ---------        ---------
Net increase (decrease)in cash and cash
 equivalents                                  $(12,797)          $9,788
                                             =========        =========

Cash and cash equivalents at beginning
 of period                                     $29,065          $41,982
Cash and cash equivalents at end             ---------        ---------
 of period                                     $16,268          $51,770
                                             ---------        ---------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                   $  52            $ 177
      Income taxes                              $1,016            $ 563

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)




1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at and January 31, 2000, and the results of operations for the three and nine months and cash flows for the nine months ended January 31, 1999, and 2000. These financial statements, which include a condensed consolidated balance sheet as of April 30, 1999 (audited), should be read in conjunction with the audited consolidated financial statements of the Company as presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999. Results of operations and cash flows for the periods ended January 31, 2000, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 2000, or any other future period.

2.  Comprehensive Loss

    Total comprehensive loss was $(6,753,000) and $(9,345,000) for the three months ended January 31, 2000 and 1999, respectively. Total comprehensive loss was $(20,395,000) and $(24,184,000) for the nine months ended January 31, 2000 and 1999, respectively. Total comprehensive loss includes net loss and currency translation adjustments.

3.  Net Loss per Share

    Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For each of the periods presented, net loss per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net loss per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share - assuming dilution for the three and nine month periods ended January 31, 1999 and 2000, do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for the periods.

    For each of the periods presented, income available to common shareholders (the numerator) used in the computation of net loss per share was the same as the numerator used in the computation of net loss per share - assuming dilution. A reconciliation of the denominators used in the computations of net loss per share and net loss per share - assuming dilution is as follows:


                          Three months ended           Nine months ended
                             January 31,                  January 31,
                        -----------------------     -----------------------
                           2000        1999            2000          1999
                        ---------     ---------     ---------     ---------
Weighted average
shares outstanding     31,635,732    32,041,928    31,591,500    32,630,458
Effect of dilutive
stock options                   -             -             -             -
                        ---------     ---------     ---------     ---------
Adjusted weighted
average shares
outstanding assuming
dilution               31,635,732    32,041,928    31,591,500    32,630,458
                       ==========    ==========    ==========    ==========

4.  Accrued Expenses and Other Current Liabilities

                              January 31, 2000       April 30, 1999
                              ----------------       --------------
                                (unaudited)
                                        (in thousands)
Accrued purchases                 $4,056               $3,768
Project reserves                   1,508                2,283
Accrued consultancy                1,128                1,106
Accrued restructuring costs          362                2,517
Accrued pension taxes              1,055                  616
Restructuring cost Abalon             76                  682
Value-added tax                      127                  674
Employee withholding taxes           631                  804
Income tax payable                    24                   25
Other                                643                  378
                                  ------               ------
                                 $ 9,610              $12,853
                                  ======               ======

Project reserves consist of charges to be incurred bringing projects to implementation, some of which will not be billed and some of which will be billed at a discount.


5.  Accrued Payroll and Employee Benefits

                               January 31, 2000        April 30, 1999
                               ----------------        --------------
                                 (unaudited)
                                        (in thousands)
Accrued commissions               $  298               $  364
Accrued payroll taxes              1,149                1,398
Accrued vacation pay               1,634                2,052
Accrued salaries and bonus         1,633                1,819
Accrued pension expenses             215                  321
Debt for ESPP                         94                  279
Other                                 --                   10
                                  ------               ------
                                  $5,023               $6,243
                                  ======               ======

6. Income Taxes

    Due to its continued negative performance, the Company did not record a benefit for income taxes for the nine month period ended January 31, 2000. For the nine month period ended January 31, 1999, the Company recorded a benefit for income taxes of $11,221,000. At January 31, 2000, the Company's deferred tax asset amounted to $28,058,000 and related primarily to net operating loss carry-forwards incurred in the United States and Sweden.
Net operating loss carry-forwards may be used to offset future income for up to 15 years in the United States and indefinitely in Sweden. In light of the fact that future operating results will depend on numerous factors, including the growth of the supply chain software market generally and acceptance of the Company's products, management determined that $12,367,000 was an adequate valuation allowance against the deferred tax asset recorded at January 31, 2000. The Company will continue to measure the deferred tax asset against future performance and the related carry-forward period and may decide to increase or decrease this valuation allowance in the future.


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

The table below presents information about the Company's reportable segments:

                            Three Months Ended         Nine Months Ended
                               January 31,                January 31,
                            2000         1999          2000         1999
                          --------     --------      --------     --------
                              (in thousands)              (in thousands)
Revenues:
     United States        $  5,842     $  7,796      $ 18,124     $ 34,132
     Sweden                  7,470        8,886        24,184       21,758
     United Kingdom          1,205        2,253         4,417        7,779
     Netherlands             3,641          460         4,884          967
     Germany                   168           77           310          360
     France                     --         (111)           --         (344)
     Australia                 416          545         1,601        1,712
     Corporate                 137          163           323          535
                          --------     --------      --------     --------
                          $ 18,879     $ 20,069      $ 53,843     $ 66,899
                          ========     ========      ========     ========

Income (loss) from operations:
     United States        $   (210)    $ (2,840)     $ (1,042)    $ (6,071)
     Sweden                    200        1,345         2,614        4,235
     United Kingdom           (650)         (64)         (946)        (613)
     Netherlands             2,020         (432)        1,196       (1,618)
     Germany                    28         (312)         (553)      (1,024)
     France                     --         (340)          (57)      (1,039)
     Australia                   7         (124)          388         (261)
     Canada                     (1)        (406)          (23)        (510)
     Intercompany              (33)          (1)          (98)         (45)
     Corporate              (7,928)     (10,916)      (23,303)     (31,577)
                          --------     --------      --------     --------
                          $ (6,567)    $(14,090)     $(21,824)    $(38,523)
                          ========     ========      ========     ========

8. Restructuring

During the fourth quarter of fiscal 1999, the Company incurred a $3,522,000 one-time restructuring charge in connection with a cost realignment plan. The following table presents the restructuring activity through January 31, 2000:

                                     Accrual                                        Accrual
                                      as of                Utilization               as of
                                     April 30,                 of       Currency   January 31,
                                       1999    Adjustment    accrual     effect      2000
                                     -------   ----------   ---------   --------   --------
Severance benefits                   $ 1,838    $     (8)   $  (1,578)  $    (6)   $    246
Lease obligations and terminations       535        (184)        (299)       --          52
Other                                    144         118         (198)       --          64
                                     -------   ----------   ---------   --------   --------
Total                                $ 2,517    $    (74)   $  (2,075)  $    (6)   $    362
                                     =======   ==========   =========   ========   ========

In connection with the Company's acquisition of Abalon in fiscal 1999, additional purchase liabilities of $982,000 were recorded for anticipated integration costs which included $549,000 for severance and related costs and $433,000 for costs associated with the shut down and consolidation of certain acquired facilities. As of January 31, 2000, the remaining balance of the accrual was $76,000 including $44,000 for severance and related costs and $32,000 for costs associated with the shutdown and consolidation of facilities. The Company expects to complete the integration during the current fiscal year.



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

OVERVIEW

   Industri-Matematik International Corp. develops, markets, and supports client/server application software that enables manufacturers, distributors, and wholesalers to more effectively manage the supply chain. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991. In 1993, the Company introduced System ESS(R), which was designed to meet the needs of multinational manufacturers, distributors, and wholesalers. In May, 1999, the Company introduced the VIVALDI(TM) Suite, a suite of open applications which provide full capabilities for managing and executing the global fulfillment and customer service process. The VIVALDI Suite includes System ESS components, the Customer Relationship Management Software, Open Warehouse, and other components.


RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                              Nine Months Ended              	 Three Months Ended
                                  January 31,                      January 31,
                               2000        1999                2000          1999
Revenues:
  Licenses                     13.0         21.6               23.0            20.6
  Services and maintenance     85.0         76.5               74.7            76.5
  Other                         2.0          1.9                2.3             2.9
                             -------     -------            -------         -------
     Total revenues           100.0        100.0              100.0           100.0

Cost of revenues:
  Licenses                      2.6          2.0                4.6             4.5
  Services and maintenance     68.8         79.0               64.5            76.4
  Other                         0.5          1.0                0.6             2.1
                             -------      ------            -------         -------
     Total cost of revenue     71.9         82.0               69.7            83.0
                             -------      ------            -------         -------
     Gross profit              28.1         18.0               30.3            17.0
                             -------      ------            -------         -------

Operating expenses:
  Product development          25.2         27.5               24.7            25.1
  Acquired in-process research
    and development             --           3.7                 --            12.5
  Sales and marketing          28.8         30.4               26.3            35.2
  General and administrative   12.7         13.7               12.3            13.7
  Amortization of goodwill and
     other intangible assets    1.9          0.3                1.8             0.7
                            -------      -------            -------         -------
     Total operating
     expenses                  68.6         75.6               65.1            87.2
                             -------     -------            -------         -------
Loss from operations          (40.5)       (57.6)             (34.8)          (70.2)
                             -------     -------            -------         -------
Other income (expense):
  Interest income               3.4          5.6                3.5             4.9
  Interest expense             (0.1)        (0.2)              (0.1)           (0.2)
  Miscellaneous
   income (expense)            (0.1)          --                0.2              --
                             -------     -------            -------         -------
Loss before income taxes      (37.3)       (52.2)             (31.2)          (65.5)
Benefit for income taxes          -        (16.8)                 -           (21.1)
                             -------      -------            -------         -------
Net loss                      (37.3)       (35.4)             (31.2)          (44.4)
                             =======      =======            =======         =======

REVENUES

The Company's revenues consist of software license revenues, service and maintenance revenues, and other revenues. Software license revenue is recognized when persuasive evidence of a license exists and delivery has occurred, the fee is fixed and determinable, collectibility is probable, and the license is not conditioned upon significant customization of the software. aintenance and support revenue is deferred and recognized ratably over the term of the agreement, generally one year. Service revenue is recognized as the Company performs the services in accordance with a professional services agreement. Other revenues are primarily third-party hardware sales necessary to help certain customers implement the Company's products.

Total revenues decreased 5.9% to $18.9 million in the quarter ended
January 31, 2000, from $20.1 million in the quarter ended January 31, 1999. In the first nine months of fiscal 2000, total revenues decreased 19.5% to $53.8 million from $66.9 million in the first nine months of fiscal 1999. The Company currently derives substantially all of its revenues from software licenses and related service and maintenance.

    SOFTWARE LICENSE REVENUES.  Revenues from software licenses increased
5.2% to $4.3 million in the quarter ended January 31, 2000, from $4.1 million in the quarter ended January 31, 1999. In the first nine months of fiscal 2000, revenues from software licenses decreased 51.6% to $7.0 million from $14.5 million in the first nine months of fiscal 1999. Management believes the decrease in software license revenue was due to a general contraction in the market for large enterprise-wide solutions and the reluctance of customers to commence large-scale implementations near the turn of the century due to general concerns regarding Year 2000 compliance problems.


    SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance decreased 8.1% to $14.1 million in the quarter ended January
31, 2000, from $15.4 million in the quarter ended January 31, 1999. In the first nine months of fiscal 2000, revenues from service and maintenance decreased 10.5% to $45.8 million from $51.2 million in the first nine months of fiscal 1999. The decrease in the absolute dollar amount of service and maintenance revenues was related primarily to the decrease in software licenses sold during fiscal 1999. Service and maintenance revenues as a percentage of total revenues decreased to 74.7% in the quarter ended
January 31, 2000, from 76.5% in the quarter ended January 31, 1999 and increased to 85.0% in the first nine months of fiscal 2000 from 76.5% in the first nine months of fiscal 1999. This increase in service and maintenance revenues as a percentage of total revenues was related to the decrease in software license revenues during fiscal 2000 compared to the prior fiscal year. Generally, increases and decreases in service and maintenance revenues tend to track fluctuations in software license revenues in prior periods.

    OTHER REVENUES. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues decreased 27.6% to $426,000 in the quarter ended January 31, 2000, from $588,000 in the quarter ended January 31, 1999. In the first nine months of fiscal 2000, other revenues decreased 16.3% to $1,050,000 from $1,254,000 in the first nine months of fiscal 1999. Other revenues as a percentage of total revenues decreased to 2.3% in the quarter ended January 31, 2000, from 2.9% in the quarter ended January 31, 1999, and increased to 2.0% in the first nine months of fiscal 2000 from 1.9% in the first nine months of fiscal 1999. Other revenues vary over time as a percentage of total revenues due to the size of specific hardware sales and to fluctuations in software license revenues.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of the Company's software products and, occasionally, the cost of third-party complementary software that is licensed together with or without being embedded into the Company's software products. In addition, cost of software license revenues may include royalty fees paid to partners that are directly related to license sales. Cost of software license revenues was $877,000 and $910,000 in the quarters ended January 31, 2000, and 1999, representing 20.2% and 22.0% of software license revenues, respectively. Cost of software license revenues was $1,407,000 and $1,337,000 in the first nine months of fiscal 2000 and 1999, representing 20.1% and 9.2% of software license revenues, respectively. The decrease of cost of software license revenues as a percentage of software license revenues in the third quarter of fiscal 2000 compared to the same period in the prior year was primarily due to the allocation of fixed costs for embedded third party software over the lower amount of software license revenue in the prior fiscal year. The increase in cost of software license revenues as a percentage of software license revenues in the first nine months of fiscal 2000 compared to the same period in the prior year was due to both the allocation of fixed costs for embedded third party software over a decreased amount of software license revenue and higher royalty fees paid to integration partners in fiscal 2000.

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

    Cost of service and maintenance revenues was $12.2 million and $15.3 million in the quarters ended January 31, 2000, and 1999, representing
86.3% and 99.9% of service and maintenance revenues, respectively. Cost of service and maintenance revenues was $37.1 million and $52.9 million in the first nine months of fiscal 2000 and fiscal 1999, representing 80.9% and 103.3% of service and maintenance revenues, respectively. The decrease in the cost of service and maintenance revenues in absolute dollar amounts was due to reductions in the workforce initiated during the fourth quarter of fiscal 1999 in order to bring the costs in line with an expected decrease in service and maintenance revenues, a reduction in the use of outside consultants, and a decrease in the amount of service and maintenance performed. With respect to the nine month periods ended January 31, 2000 and 1999, the cost of service and maintenance revenues decreased as a percentage of service and maintenance revenues as a result of significant one-time charges related to increases in project reserves and reserves for doubtful accounts in the prior year.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $106,000 and $407,000 in the quarters ended January 31, 2000, and 1999, representing 24.9% and 69.2% of other revenues, respectively. Cost of other revenues was $265,000 and $637,000 in the first nine months of fiscal 2000 and fiscal 1999, representing 25.2% and 50.8% of other revenues, respectively. The cost reduction reflected the cost of the hardware supplied.

    PRODUCT DEVELOPMENT. Product development expenses were $4.7 million and $5.0 million in the quarters ended January 31, 2000, and 1999, representing 24.7% and 25.1% of total revenues, respectively. These same expenses were $13.6 million and $18.4 million in the first nine months of fiscal 2000 and 1999, representing 25.2% and 27.5% of total revenues, respectively. The decrease in product development expenses in absolute dollar amount was due to a decrease in the number of product development personnel and other related costs as part of the restructuring program initiated in fourth quarter 1999. In addition, the comparable nine month period in the prior year included high external costs related to specific product development initiatives.

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

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development consists of one-time charges for acquisitions accounted for as purchases. The acquisition of Abalon AB in fiscal 1999 resulted in the write-off of acquired in-process research and development of $2.5 million. The $2.5 million related to in-process research and development, as determined by an independent third-party appraisal, was charged against income in fiscal 1999 as the underlying research and development projects had not reached technological feasibility for Abalon's intended purpose and had no alternative future uses for the Company. The Company did not have any related write-off of acquired research and development in fiscal 2000.


    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $5.0 million and $7.1 million in the quarters ended January 31, 2000, and 1999, representing 26.3% and 35.2% of total revenues, respectively. These same expenses were $15.5 million and $20.4 million in the first nine months of fiscal 2000 and 1999, representing 28.8% and 30.4% of total revenues, respectively. The decrease in sales and marketing expenses in absolute dollar amount and as a percentage of total revenues was primarily due to measures initiated in the fourth quarter of fiscal 1999 to reduce costs in response to the reduction in software license revenues.

    GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other services. General and administrative expenses were $2.3 million and $2.8 million in the quarters ended January 31, 2000, and 1999, representing 12.3% and 13.7% of total revenues, respectively. These same expenses were $6.8 million and $9.2 million in the first nine months of fiscal 2000 and 1999, representing 12.7% and 13.7% of total revenues, respectively. The decrease in absolute dollar amounts of general and administrative expenses was primarily the result of decreased staffing of human resources and internal system administration associated with the restructuring program initiated in the fourth quarter of fiscal 1999.


    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets relates to the fiscal 1998 acquisition of Ceratina International AB and the fiscal 1999 acquisition of Abalon AB. Goodwill and other intangible assets are amortized over a 5 to 10 year period. Amortization of goodwill and other intangible assets was $346,000 and $137,000 in the quarters ended January 31, 2000, and 1999, representing 1.8% and 0.7% of total revenues, respectively. These same expenses were $1,038,000 and $193,000 in the first nine months of fiscal 2000 and 1999, representing 1.9% and 0.3% of total revenues, respectively.

OTHER INCOME (EXPENSE)

    Other income comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $651,000 and $976,000 million in the quarters ended January 31, 2000, and 1999, representing
3.5% and 4.9% of total revenues, respectively. Interest income was $1.9 million and $3.7 million in the first nine months of fiscal 2000 and 1999, representing 3.4% and 5.6% of total revenues, respectively. The decrease was due to a decrease in the levels of short-term investments and cash held in interest-bearing accounts compared to the amounts invested in the same period in the prior year as a result of the Company's net loss. Interest expenses were $14,000 and $37,000 in the quarters ended January 31, 2000, and 1999, representing 0.1% and 0.2% of total revenues, respectively. These same expenses were $55,000 and $112,000 in the first nine months of fiscal 2000 and 1999, representing 0.1% and 0.2% of total revenues, respectively. The decrease in the absolute dollar amounts is due to repayments on a small external credit facility during fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of January 31, 2000, the Company had $34.9 million of working capital, including $16.3 million in cash and cash equivalents and $24.8 million in short-term investments, as compared to $54.2 million of working capital as of April 30, 1999, including $29.1 million of cash and cash equivalents and $24.8 million in short-term investments. Accounts receivable, net of allowance for doubtful accounts, decreased to $11.4 million at January 31, 2000, from $23.8 million at April 30, 1999, and the average days' sales outstanding, including contract receivables, was 62 days for the quarter ended January 31, 2000, compared to an average of 114 days for fiscal year 1999. The decrease in average days' sales outstanding was due primarily to the collection of past due accounts receivable during fiscal 2000. The allowance for doubtful accounts decreased to $2.5 million at January 31, 2000, from $4.9 million at April 30, 1999. The decrease was primarily the result of netting certain allowances for doubtful accounts against the corresponding receivables due to the settlement of various disputes including an arbitration with a customer. The decrease in accounts receivable in total dollars is attributable to the decline in revenues.

    The Company believes that existing cash and cash equivalent balances, short-term investments, and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

Year 2000

The Company devoted a substantial amount of time over the last two years to validate that the standard version of its principal products, the VIVALDI Suite including System ESS, are Year 2000 compliant and can with retained functionality store, process, and receive date and time data for periods before and after the turn of the century if correct date and time data are inputted. The Company also assessed the Year 2000 readiness of the third-party software vendors whose products are licensed in conjunction with or as part of its standard products and is satisfied that all such products are Year 2000 compliant.

With respect to customized code developed for specific customers to address specific customer needs and to interface with legacy and other software applications, the Company developed a toolset to assist such customers in assessing and renovating Year 2000 issues with respect to such code, and the Company can perform assessment and renovation for the customer on a time and materials basis. While the Company does not warrant the Year 2000 compliance of any such customized code, it cannot be sure that it will not have a dispute with a customer over whether particular code is standard or customized.

The software used by the Company to manage its internal systems, such as time and billing, accounting, general ledger, and the like, was developed by the Company and was not originally Year 2000 compliant. The Company began a project to update its internal systems to make them Year 2000 compliant during fiscal year 1999 and completed testing of the updated software during the second quarter of fiscal year 2000. Implementation of the year 2000 upgrade of the internal accounting systems took place during November 1999 and did not cause any significant problems. The
Company estimates that the total cost of updating its internal computer systems, based upon the time expended by the Company's own employees, to be approximately $175,000, which amount was paid out of working capital.
The other internal system identified by the Company not to be Year 2000 compliant was the telephone system in its offices in Stockholm. When the Company moved of its Stockholm office to a new location in September 1999, the telephone system was upgraded to be Year 2000 compliant. The Company did not experience any significant disruption in its operations as a result of the turn of the century and does not anticipate that any such subsequent disruptions will have any material adverse effect to its operations or financial condition. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on third parties whose systems may not work properly for all periods after December 31, 1999. While such failures could affect important operations of the Company, either directly or indirectly, the Company cannot at present estimate either the likelihood or the potential cost of such failures.


QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading of other purposes. As of January 31, 2000, the Company had no long-term investments and its short-term investments consisted of one Federal Agency security with a maturity of less than one year.

                  PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended January 31, 2000.

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


DATE: March 15, 2000