Form 10-K
period 2000-04-30
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 2000-07-31
CIK 1016243

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2000

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

Registrant's telephone number, including area code: 302-777-1608
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

     The aggregate market value of the voting stock held by non-affiliates of the registrant on July 24, 2000, was approximately $ 71,000,000.

     At July 24, 2000, 31,986,528 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2000 Annual Meeting of Shareholders ("2000 Proxy Statement").

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this report generally, including the documents incorporated in this Report by reference. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those appearing elsewhere in this Report and in the documents incorporated in this Report by reference. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

INDUSTRI-MATEMATIK INTERNATIONAL CORP. ("IMI" or "Company"), was incorporated in the State of Delaware in 1995 and conducts its business through domestic and international subsidiaries. The Company's business was founded in 1967 by incorporation in Sweden as Industri-Matematik AB ("IMAB"). In May 1995, the then stockholders of IMAB exchanged all of their IMAB shares for shares of the Company's capital stock and IMAB became a wholly-owned subsidiary of the Company. Pursuant to a Prospectus dated September 25, 1996, 5,060,000 shares of the Company's Common Stock were sold to the public in an initial public offering and the Company's Common Stock began trading on the Nasdaq National Market under the symbol "IMIC". During fiscal 1998, pursuant to a Prospectus dated October 31, 1997, the Company completed a secondary public offering of 8,136,250 shares of Common Stock. In April, 1997, the Company acquired for cash all of the outstanding shares of Ceratina International AB ("Ceratina"), a Swedish-based warehouse management software company, and in December, 1998, the Company acquired for cash all of the outstanding shares of Abalon AB ("Abalon"), a software provider of customer relationship management ("CRM") solutions.

IMI develops, markets, and supports client/server application software that enables manufacturers, distributors, wholesalers, retailers, and e-businesses to more effectively manage their supply chains and their customer relationships. Supply chain management encompasses the execution of multiple customer-focused order fulfillment processes, including order management, pricing and promotion, handling, sourcing, warehouse management, transportation management, service management, and replenishment planning and coordination. CRM encompasses the development and management of customer relationships through the processes of marketing and selling, and capturing, processing, fulfilling, and servicing customer orders. It includes activities like marketing campaign management and analysis, sales force automation, call center management, customer maintenance and service, and customer retention and support.

The Company's suite of software products, marketed as VIVALDI-TM- and eCRM/eFulfillment, meet the complex fulfillment and customer service needs of distribution-intensive businesses. VIVALDI allows customers to leverage the value of their existing enterprise systems by integrating with legacy and new client/server and mainframe manufacturing, advanced planning, and financial management systems. eCRM/eFulfillment is a pre-integrated configuration of VIVALDI designed specifically for web-based businesses. It provides an easy to install fulfillment and customer service backbone which can be implemented very quickly and enables additional functionality and capabilities as the business grows. Both solutions are designed to handle very high order volumes and complex global logistics.

Recent customers of IMI include Albert Heijn, AT&T Pre-Paid Phone Cards, Brunswick Corporation - Mercury Marine, CoShopper.com, Canadian Tire Corporation, Electronic Business Partners, Ericsson, FedEx Corp., FULLeCOM, Inc., Hakon, J.R. Hillebrand, The Kellogg Company, SCO Unix, Sherwin-Williams Company, Smuckers, Spray AB, Starbucks Corporation, Telia AB, Volvo Action Services, Warner Elektra Atlantic, and Yellowrent.com. INDUSTRY BACKGROUND

E-commerce has fundamentally changed the way companies compete by forcing them to shift their business models from the traditional Buy/Hold/Sell model where they buy or make materials or finished goods and hold them in inventory while they try to sell them. The trend today is towards a more dynamic and fluid model where companies first sell a product, then source or build it based on the customer's need, and then ship it to the customer. Pure e-businesses are the best example of this new model, but traditional, distribution-intensive manufacturers, wholesalers, and retailers are being forced to adapt their business processes to compete.

Advanced fulfillment and customer service software applications are helping companies accelerate this shift by enabling them to anticipate shifts in customer demand earlier and respond more quickly by reducing cycle time and moving product through their supply chains at a more rapid pace freeing up working capital invested in inventory for other parts of the business. Today, companies are competing based on their supply chains instead of competing with product. As a result, there is an increasing demand for advanced supply chain management software solutions that can meet the rigorous demands of the new e-commerce economy by providing real-time information to companies about their customers, their supply chains, and their business and operational performance.

In this new environment, the Internet provides customers, B2B and B2C, with immediate and constant access. This means the ability to place an order at anytime, from anywhere, for anything. Continuous ordering - 24 hours per day, 7 days per week - is increasing the order volumes, velocity, and complexity that companies must handle. As a result, many companies need fulfillment solutions that can handle much higher transaction volumes and more complex logistics to satisfy customers.

Another area that is taking on critical importance as supply chains move to e-commerce is customer relationship management (CRM). With increased access to information comes an increased need for around the clock customer service. Call centers need to be available at any time to answer questions, configure orders, and provide service. By integrating customer relationship capabilities with advanced supply chain solutions, companies can manage customers throughout their entire relationship - from the time they acquire them, to the time they fulfill their orders, to the time they service them. As a result, companies will be able to capture, access, and leverage critical customer information about marketing, order fulfillment, product preference, and service requirements. This is high-value information as companies strategize on how to increase customer retention, target new product offerings, and differentiate customers by revenue and profit potential.

For web-based businesses, fulfillment and customer service are the keys to customer retention and profitability. To date, most web-based businesses have focused the majority of their efforts on attracting new visitors and providing an appealing shopping experience on-line. Thus far, this has not led to profitability. Even the largest web-based businesses have failed to handle the difficult task of fulfilling their customer commitments in a way that is satisfactory to the customer and profitable to the company.

STRATEGY

IMI's objective is to be a leading supplier of advanced supply chain software solutions to markets with complex, high-performance supply chain requirements. To accomplish this, IMI configures industry-specific solutions to meet the specific requirements of different supply chain environments.

IMI serves two principal categories of customers with supply chain software products:

     1. Large, distribution-intensive B2B companies in wholesale, retail, and consumer goods manufacturing with complex supply chain requirements that buy enterprise-wide software solutions.

     2. B2B and B2C web-based businesses selling goods and services over the Internet that buy pre-packaged fulfillment and customer service solutions. This market is relatively new.

The Company serves these two types of customers from a common product platform and has dedicated sales, services, and development resources for each. While IMI approaches each market with some common strategies, each also has its own unique elements.

1. Large B2B Enterprises with Complex Supply Chain Requirements

     Industry-Specific Solution Sets.

The Company has focused its marketing, sales, and product development efforts in enterprise applications in specific target markets, particularly the consumer packaged goods market and the high-volume wholesale distribution industry. Two years ago, the Company set out to establish a presence in other vertical markets characterized by a need for highly flexible order fulfillment solutions that can support complex logistics and high transaction volumes. These new segments include large consumer durable goods manufacturers, retailers, and third party logistics providers.

    Expanded Usage within Existing Customer Base.

The Company's traditional enterprise customers are large multinational businesses that initially have licensed Company software for use within one or more specific divisions. IMI believes that a significant opportunity exists within its established customer base to expand usage of its software by licensing new sites and additional users as well as licensing its new applications like warehouse management and CRM.

    Enhanced Core Product Functionality.

The Company will continue to focus its product development resources on the development and enhancement of advanced supply chain management software solutions. IMI has over 25 years of experience in developing logistics management software. The Company intends to continue to increase product functionality through both in-house development and selected acquisitions. IMI currently is funding development efforts to increase order volume throughput, support Windows NT servers, enhance and expand Internet and Intranet applications, and extend its use of object-oriented technology.

    Integration with Complementary Products.

The Company believes that the ability to offer a software product that can integrate seamlessly with selected third party components to provide a comprehensive solution tailored for a particular vertical market is a key competitive advantage. The Company intends to continue to integrate its solutions with complementary planning, manufacturing, finance, and decision support systems developed by others. Global Partner agreements have been signed to that effect with IBM, Business Objects S.A., Viewlocity, Taxware International, Inc., and Jetform Corporation as well as regional agreements with additional software partners and hardware partners such as Ericsson and Symbol Technologies.

      Partnerships to Leverage Third Party Strengths.

In addition to its direct sales and support organizations, the Company has and intends to continue to establish partnerships with third parties to assist the Company in developing customer relationships and in customizing and implementing its solutions. In connection with specific implementations, the Company has partnered with Andersen Consulting LLC, Computer Sciences Corporation, IBM, and MCI Systemhouse in the United States, and Cap Gemini, ECsoft Group and Plus Integration in Europe.

The Company intends to rely more on partners like these for implementation services to accelerate customer development activities.

2.  B2B and B2C Web-Based Businesses

     Pre-Configuration for Fast Deployment Time and Scalability.

As part of its segmentation strategy, the Company recently developed what it believes to be the first pre-packaged, pre-integrated fulfillment/customer relationship management solution for Internet businesses. This solution delivers the critical high performance fulfillment and customer service functionality Internet businesses need to compete profitably without sacrificing fast deployment time or scalability. The Company sees tremendous potential here and feels it has a truly differentiated solution.

To date, the Company has already licensed several new clients for this solution. Target companies in this segment do not have the existing systems and complex integration requirements of the Company's larger enterprise application customers. Instead, they need to be able to implement a solution very quickly and enable additional functionality as their business and transaction (customer order) volumes grow. Until now, these companies had been forced to choose between a quick solution (which they were likely to outgrow within a year or two) and a long-term solution. IMI believes it has a solution that provides Internet businesses with both -- a robust solution that can be deployed quickly and can scale with their business as it grows.

         Integration with Complementary Products.

IMI's solution is a fulfillment and service transaction backbone for web-based businesses rather than a front-end shopping experience. As such, it is designed to integrate easily with most web front-end storefront solutions. As part of this strategy, IMI has pre-built integration with IBM for its Net.Commerce web front-end software. In addition, the Company is developing additional pre-configured integrations to speed implementation time and optimize system performance.

         Partnerships to Leverage Third Party Strengths.

In addition to its direct sales and support efforts in this market segment, the Company also has targeted strategic partnerships with third parties specializing in e-business to assist the Company in developing customer relationships and in customizing and implementing its solution. In this effort, the Company has already signed agreements with Emerald Solutions, a US-based e-business consultant and services provider, as well as Icon MediaLab and ATG Dynamo, e-business content and service providers in Europe. In addition, the Company is aggressively targeting additional partnerships with complementary e-business software, hardware, and services solution providers.

IMI PRODUCTS and SERVICES

Enterprise Business Solutions

Overview

     IMI's software enables large manufacturers, distributors, wholesalers, and retailers to fulfill and service their customers' orders faster and more efficiently. The Company believes that e-commerce is fundamentally changing the ways companies compete and that fulfillment and customer service will be the two most critical elements for supply chain excellence and competitiveness going forward.

IMI's VIVALDI Suite of software addresses these high-performance challenges by combining and integrating best-of-class capabilities in Advanced Order Management, Supply Chain Execution, and Customer Relationship Management. The components in the VIVALDI Suite are specifically designed to manage complex, high-volume supply chains with rigorous demands for customer responsiveness.

At a practical level, VIVALDI replaces inventory with information. This helps companies reduce inventories while at the same time delivering products more quickly and efficiently while improving customer service. Some of VIVALDI's advanced capabilities include:

Full-Circle Customer Management. VIVALDI enables companies to capture information throughout the customer's lifecycle so that they can segment and differentiate between customers, create profiles that identify how to best service and support them, identify opportunities to sell additional products and services, and provide visibility into all customer interactions and activities.

Fulfillment Coordination. VIVALDI increases the velocity and efficiency of a company's supply chain by coordinating, monitoring, and measuring the physical movement of goods both inside and outside of the organization. Through the use of intelligent messaging and alert capabilities, VIVALDI can identify events that impact a company's ability to execute and deliver the product to the customer on time. This allows trading partners to coordinate their plans and schedules across inter-enterprise supply chains and measure and analyze the performance of vendors, products, and processes throughout.

Complex Global Logistics. VIVALDI's advanced logistics engine allows complex orders to be captured and fulfilled seamlessly by treating each line of an order independently. This "order line independence" allows a customer order to be serviced automatically by any number of sales organizations, from any number of dispersed inventory locations, and for any number of customer destinations. Moreover, this capability allows the individual order lines in a customer order to be fulfilled simultaneously or sequentially. With VIVALDI, a customer can place a single order that mixes supply modes, shipping dates and destinations, pricing structures, discount schedules, special promotions, and terms of payment. In addition, VIVALDI enables companies to automate the order fulfillment process, reduce order cycle time and administrative costs, and present information in a form which is optimized for detailed measurement and planning

High-Volumes. VIVALDI is built on an architecture that provides for extremely reliable and scalable transaction handling. VIVALDI enables 24/7/365 computing and handles two to three times higher transaction volumes than any other packaged application.

Integration with Complementary Products and Technologies. VIVALDI is designed specifically to maximize the value of existing and new complementary systems performing manufacturing, finance, or decision support functions as well as to integrate with EDI systems and web storefronts to facilitate electronic commerce with customers and suppliers. The software's design also allows customers the freedom to choose the most functional and advanced component applications for creating complete, robust enterprise business systems.

Multi-Channel Distribution. Unlike other applications such as ERP sales and distribution systems, VIVALDI can accommodate orders from multiple channels through the same order transaction system. This capability simplifies fulfillment, service, and invoicing for both the customer and the supplier while reducing the cost and complexity of connecting and operating additional systems. This function is particularly important as traditional brick and mortar companies add e-business channels.

Timely Implementation. IMI has designed its solutions to enable customers to configure and implement the software on a timely basis, thereby reducing costs and speeding the customer's return on investment. Implementation assistance is provided for customers through the Company's service organization and from leading systems integrators.

Enterprise Applications

     In May, 1999, IMI launched VIVALDI, a suite of global fulfillment and customer service applications for e-commerce and supply chain management. VIVALDI is a combination of the Company's former product, System ESS(R), an advanced order management and supply chain execution application, its new warehouse management and demand replenishment capabilities, and its customer relationship management solutions acquired from Abalon AB.

     VIVALDI is a suite of open applications that provide capabilities for managing and executing global fulfillment and customer service processes, including marketing and sales campaign management, order capture and fulfillment, distribution management, warehouse management, demand replenishment, price and promotion management, global organization management, electronic commerce, call center management, customer service, and decision support.

     VIVALDI can currently operate on UNIX server platforms from Hewlett-Packard Corporation, IBM, Digital Equipment Corporation, Sun Microsystems Corporation, as well as on Windows NT server platforms. VIVALDI provides an object-oriented architecture, supports Internet-based electronic commerce and currently supports 13 languages. VIVALDI supports Microsoft Windows and Web and Java-based clients. VIVALDI makes full use of relational database technology, storing each field in its own column, using descriptive column names and identifying primary key/foreign key relations. Since VIVALDI makes use of relational database technology, additional third party tools and complementary applications are easily integrated with it. In general, relatively little modification to, or customization of, the standard VIVALDI software is required in order for the software to meet the basic functionality requirements of individual customers.

The VIVALDI Suite is divided into three basic areas - each with a separate set of components.

VIVALDI Advanced Order Management (AOM)

VIVALDI AOM improves the flexibility, responsiveness, and speed of order processing and fulfillment operations. It has the ability to define and support a global fulfillment and customer service organization that covers multiple countries, legal entities, currencies, suppliers, and customers to ensure that businesses can distribute products from any location and support local business practices across international borders. Each customer demand is handled smoothly and with minimal intervention to ensure a quick, efficient outcome for the company and its customers. AOM's proven high-volume engine coordinates and monitors the progress of orders and material through the most complex supply chains ensuring maximum flexibility, streamlined operations, and speed. AOM includes the following components and capabilities:

     VIVALDI Global Order Manager
     Multi-dimensional customer profiling provides accurate information on the customer's organization and service level. Orders can be entered using EDI or the Internet, as well as conventional means. AOM handles each individual order line smoothly and with minimal intervention, delivering the highest levels of customer satisfaction.

     VIVALDI Pricing and Promotions Manager
     AOM enables pricing strategies and discount programs to be developed and tailored to the exact needs of the business and virtually any customer preference. Promotional prices automatically feed back through the supply chain to manufacturers, wholesalers, field sales, and retailers. This process is automated increasing invoice accuracy and reducing management costs.

     VIVALDI Global Inventory Manager
     AOM allows users to tailor distribution to customer needs. Linkage between customer demands, product reservation, and allocation processes provide the real-time, accurate visibility needed to balance product availability and supply chain response.

     VIVALDI Purchase Order Manager
     AOM provides tools to manage the entire purchasing and replenishment process. Purchase orders can be created manually or generated automatically from VIVALDI Replenishment Manager. Each line item on a purchase order is created based on vendor purchase agreements and can be transmitted to the vendor automatically through EDI messages.

     VIVALDI Replenishment Manager
     AOM creates efficient, time-phased replenishment schedules that promote smooth and cost-effective product movement in the supply chain.

VIVALDI SUPPLY CHAIN EXECUTION (SCE)

VIVALDI SCE enables companies to improve the flexibility, responsiveness, and speed of their supply chain operations. SCE coordinates, manages, and monitors the progress of orders and material through the supply chain to ensure maximum flexibility, efficiency, and speed.

SCE includes point applications with significant scalability, flexibility, and functionality. The applications are built for stand-alone use as well as for integration with VIVALDI AOM and most ERP and legacy systems. SCE includes the following components and capabilities:

     VIVALDI Fulfillment Center
     Fulfillment Center manages high speed warehousing operations to achieve faster, more efficient shipments and deliveries throughout the supply chain with minimum handling of goods and maximum throughput of orders. Fulfillment Center optimizes the use of warehouse resources and maximizes the efficiency of day-to-day operations.

     VIVALDI Fulfillment Manager
     Fulfillment Manager provides advanced capabilities to reduce logistics lead times by coordinating interdependent warehouse and transportation activities. It provides in-transit visibility and early warning signals by monitoring the progress of orders and shipments, adding new dimensions to operational decision support capabilities.

VIVALDI CUSTOMER RELATIONSHIP MANAGEMENT (CRM)

The more channels companies have, the more fragmented their view of the customer is likely to be. Each channel works with its own discrete knowledge of the customer based on its own databases or files. The key for a company to really know its customers is collecting and sharing all its customer knowledge across the organization. That requires a single view of the customer across all of a company's business processes.

VIVALDI CRM gives organizations that single view, and along with it, the ability to manage customers from the time they are targeted and acquired, through fulfillment, and onto service and support. Marketing, sales, logistics, and supply chain processes are integrated through common data environments that support information sharing. VIVALDI CRM also utilizes the latest Internet and wireless technologies. With all these capabilities, companies can manage their customer relationships more responsively and efficiently.

VIVALDI CRM includes the following components:

Marketing and Sales Automation

Identification, profiling, and segmentation of customers are core capabilities of VIVALDI CRM. The Marketing and Sales Automation component provides essential customer intelligence to support effective and efficient business development activities. It includes the following sub-components:

     - Segmentation Manager
     - Campaign Manager
     - Account Manager
     - Activity Manager
     - Opportunity Manager
     - Pipeline Analyzer

     - Mobile Sales

Contact Center
VIVALDI Contact Center allows companies to manage all points of contact with the customer -- from pre-sales through order fulfillment and on to after-sales service. It not only helps companies build closer customer relationships, it also enables them to seize the initiative with customers, to understand them better, and to offer proactive solutions to emerging problems. VIVALDI Contact Center includes the following sub-components:

     - Sales and Telemarketing Center
     - Scripting and Process Designer
     - Customer Service Center

VIVALDI VALUE IMPROVEMENT PROCESS (VIP)

VIVALDI VIP enables companies to quantify the bottom line impact the software can have on an organization and target an implementation strategy to deliver and measure that value efficiently.

There are three steps in the process:

     Value Improvement Analysis (VIA) - a tool that provides a structured way to identify and quantify the highest potential area for increased profitability and customer satisfaction within a company.

     Value Focused Implementation - a methodology which uses the VIA analysis to target those areas in the supply chain which will provide the biggest and fastest time-to-benefit for the business. This focuses the implementation plan and provides important visibility about the benefits to be realized by the company.

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

Internet Business Solutions

Overview

IMI develops, markets, and supports software that enables Internet-based providers of goods and services to take, price, fulfill, and service their customers' orders quickly, efficiently, and more profitably. The Company believes that fulfillment and customer service are the defining success factors for e-businesses and that they will be the difference between those companies that win and lose.

One of the most expensive and time consuming systems challenges Internet businesses face is building a custom order management system into their web front end in order to provide customers with information on the availability of products and services, order status, pricing, and ship date. Once they build them, they are often difficult to maintain and impossible to scale with increasing order volumes. Another challenge Internet businesses face is integrating their web front end with their customer contact centers to enable call center agents to be truly knowledgeable about their customers and provide the most responsive customer service possible.

IMI's eCRM/eFulfillment solves both these problems by providing a pre-configured, pre-integrated contact center and fulfillment solution that can be seamlessly and tightly integrated to almost any web front end. The software suite leverages the best-of-class capabilities of IMI's enterprise business solution applications in a package specially designed for both B2B and B2C e-businesses. The software is designed for very fast implementation and to scale for future growth. It is built to handle very high volumes and complex logistics. The Company believes it is the first to offer such a package.

eCRM/eFulfillment contains several unique capabilities, including many of the same advanced features found in IMI's Enterprise Business solutions. These unique capabilities include:

     Significant scalability, reliability, and flexibility - eCRM/eFulfillment is built on an architecture that is capable of extremely high order volumes and scalability. This reduces substantial risk for e-businesses and enables them to operate 24x7x365 with confidence.

     Multi-platform, multi-database - eCRM/eFulfillment is built to work on almost any operating system and platform. This reduces the cost and complexity of installing and running the software for an e-business and also reduces the total cost of ownership.

     Easy integration with web front ends - eCRM/eFulfillment is built to integrate with most web storefront software. This allows e-businesses to add the proper backend transaction systems without any disruption or change to their customer's front-end shopping experience. Again, it also reduces the costs and complexity of installing the software and reduces total cost of ownership.

     Advanced functionality enabled - eCRM/eFulfillment is offered with all of IMI's advanced fulfillment and customer service capabilities already built in. This allows e-businesses to add on new functionality and capabilities as they grow without having to purchase or integrate new modules. The system grows with the company using it, making it extremely flexible to the unique needs of each business.

     Total customer visibility - Customer information is replicated bi-directionally so that any changes to customer information made on the web by the customer, in logistics management, or in the call center are immediately and automatically updated and reflected to anyone addressing a customer.

     Built-in web portals - The eCRM software automatically prioritizes information and customers for contact center agents using intelligent and dynamic information filtering. This allows for more responsive customer visibility and service based on customer preferences and history and creates opportunities for targeted cross-selling and up-selling.

     CTI integration - eCRM/eFulfillment supports Computer Telephony Integration
     (CTI) so call center agents can do Softphone dialing right from their workstations. This integration enables the software to display appropriate case handling screens automatically based on the customer's telephone selection. When the call reaches the agent's desk, the agent is already prepared with the appropriate scripts and customer information to handle the call.

Internet Applications

eCRM/eFulfillment is a pre-configured, pre-integrated solution containing basic functionality from the Company's VIVALDI Advanced Order Management and Customer Relationship Management software. It is designed for very rapid deployment (as little as 15 days), yet it can scale with the increasing volume and functionality an Internet business will experience as it grows. Additional functionality can easily be enabled as the business' supply chain demands it.

The solution includes the following components:

     Integrated Contact Center - IMI's eCRM Contact Center manages all customer interactions from multiple channels, including web, fax, e-mail, phone, and all marketing activities to provide a single point for customer service. It improves call center productivity through advanced capabilities for users.

     Contact Center Agent - eCRM enables agents to perform multiple tasks when handling inquiries by prioritizing customer information, highlighting opportunities based on customer profiles, and providing easy-to-choose case handling scripts. The software also offers on-line customer "chat" dialogue capabilities, real-time order status availability, and return order handling.

     Contact Center Manager - eCRM provides the call center manager with a special Web portal for complete visibility across all call center agent activities. Managers can set thresholds for call volumes and get instant updates and alerts on call activity.

     Contact Center Coach - eCRM also has extremely flexible scripting capabilities making it quick and easy for call center coaches to develop and refine call handling screens based on campaign environments, customer interactions, developing trends, and agent productivity.

     Integrated Marketing Department - eCRM provides easy information access to marketing professionals to improve campaign planning, segmentation, and marketing effectiveness. These include:

          List Manager - an advanced search engine which works like a "shopping cart" enabling marketing professionals to pick and choose with ease.

          Segmentation Manager - saves previous searches so marketing can go back and build on previous mailings and campaigns. Selection macros automatically execute and update lists based on the latest database information.

          Campaign Manager - provides real-time campaign monitoring and links site visits with actual sales results. This capability also tracks fixed and variable costs for each campaign and allows simulations to identify success metrics before actually initiating a campaign.

     Integrated Logistics Center - eFulfillment provides logistics managers with real-time tracking of the availability and movement of goods even when working with many different customers and suppliers around the globe. It provides 100% visibility to mission-critical supply chain information such as customer, vendor, order, and product data to enable Internet businesses to operate more responsively and profitably. eFulfillment includes advanced capabilities for:

          Order Fulfillment - eFulfillment offers ultimate flexibility in order handling and fulfillment. A single customer order can be sourced from different vendors and warehouses, consolidated into one delivery or delivered to different locations, and offered different terms of payment and/or different ship dates. In addition, the software supports multi-language, multi-currency, and multi-national transactions. All these advanced capabilities allow Internet businesses to fulfill customer orders more quickly, more accurately, and at a lower cost.

          Global Inventory Management - eFulfillment provides real-time visibility of product availability and expected delivery dates across multiple warehouses, legal entities, and geographies. This enables Internet businesses to fulfill goods from the source that best meets the needs of the customer and the business.

          Replenishment - eFulfillment includes a time-phased demand forecast capability to automatically replenish stock. This prevents out of stocks and reduces manual replenishment monitoring and costs.

          Product Catalog Management - eFulfillment stores all product information on-line including supplier and cost of delivery.

          Product Kit Management - eFulfillment handles orders for assembled products or kits including the flexibility to price by specific components and parts.

          Billing/Invoicing - eFulfillment handles billing and invoicing automatically without manual intervention. Changes can be easily made manually as necessary. eFulfillment also has standard integration available to most financial packages like Oracle Financials.

          Returns - eFulfillment uses a sophisticated tracking system to manage customer returns, defective products, purchase planning, and unreliable shipping methods.

Integrated Supplier/Distributor - In order to provide customers with accurate information on their orders through the web front end and call center, eCRM/eFulfillment shares information from suppliers and distributors through a web portal. This information includes automatic purchase order posting, order confirmation, delivery date notification, and delivery confirmation from suppliers. This capability provides greater visibility to customers about their orders and simplifies billing and payment procedures.

Pricing

The eCRM/eFulfillment solution pricing model is different from IMI's Enterprise Business Solutions pricing model. Base license fees start at $100,000 and clients pay additional fees as their transaction volumes increase. Like IMI's implementation model, clients pay more as they grow and realize additional value from the solutions. This model is beneficial both for clients, as it reduces their costs in their start-up phase, and for IMI, as it offers a recurring revenue stream going forward.

Software Tools

     The Company supports both its Enterprise Business Solution and its Internet Business Solution products with a range of software tools developed by the Company or by third parties. These tools are used by the Company to develop, deliver, and maintain the software and by the Company's customers to implement, develop extensions to, and support the software.

     TRIM. TRIM is a 4GL application development tool that is optimized for applications involving large transaction volumes and large numbers of concurrent users. TRIM is licensed to the Company from Trifox, Inc. and was used by the Company to develop System ESS and VIVALDI. TRIM also is sold as an application development tool to customers requiring the ability to develop custom applications.

     SDCM. SDCM, the Software Development and Configuration Manager tool, allows the Company to develop, deliver, and maintain VIVALDI and eCRM/eFulfillment. SDCM also allows customers to develop customized functionality in a multi-user environment, control the modification of programs, documentation, and databases, as well as manage data security and system integrity in the implementation of its software.

     Express Gateways. Express Gateways allow customers to integrate the software with other management information systems, such as financial reporting and manufacturing resource-planning systems.

     Business Engineering Workbench. This is a Windows client-based tool focused on enhancing the implementation process. This tool consists of two components:
Navigation Express and Implementation Express. Navigation Express provides a comprehensive review of the key software business concepts, routine flows, and implementation codes and parameters. Implementation Express utilizes an upper case facility to document graphically all software business processes, routines, and functions. These graphical views of the software data model provide IMI customers with tools for mapping current and future business processes against the software business flows.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that providing a high level of customer service and technical support is essential to customer satisfaction and timely implementation of its software applications. As of April 30, 2000, IMI had 329 employees worldwide in its customer service and support organization providing software maintenance and support, training, and consulting services.

IMI provides the following services and support to its customers:

Implementation and Technical Services. Customers have the option of purchasing implementation services for VIVALDI and eCRM/eFulfillment from IMI or third-party providers. Implementation services typically involve assistance with the integration of the software with other existing software applications and databases used by the customer. Such software applications and databases will vary from customer to customer, but often may include legacy management, support, logistics, or ERP applications. The integration of the software with a customer's existing applications allows the customer to utilize the application more efficiently by linking data flows between the IMI software and various existing applications. Such integration is not, however, a prerequisite to the basic functionality of the IMI software. Product extensions are developed using the same software tools used in VIVALDI and eCRM/eFulfillment and SDCM (Software Development and Configuration Manager) documents all of the additions made to the software for each customer for future upgrades of the software.

     The Company has established a Strategic Supply Chain Alliance Program ("SSCA") which trains and certifies third party providers. SSCA participants include: Andersen Consulting LLC, Cap Gemini, Emerald Solutions, IBM, and Oracle Consulting Worldwide, Palarco, Inc. and Unisys Inc. in North America, and Ceratina Logistics OY, Debis, ECsoft, Icon Medialab, Logistics Consultancy Norway Medata, Ordina, Tamperen Systemitiimi, and TT Tieto in Europe. These companies provide systems integration and expertise to IMI customers and aid in the implementation of and ongoing technical consulting for IMI's software solutions. The implementation of VIVALDI, which generally includes the integration of the software with existing customer application software and customer training, typically requires 3 to 12 months. The implementation of eCRM/eFulfillment typically takes from 15 days to 8 weeks, depending on the customer.

     Training Services. IMI customers can receive, for a fee, training either at the customer's premises or at one of IMI's offices. Course offerings are divided into three primary blocks: VIVALDI or eCRM/eFulfillment, System Administration, and System Development. Customers who purchase training services receive training in the use of the software, particularly in the use of some of the software's more advanced features. Customers often purchase training services as a means of efficiently introducing those staff members who will be users of the software to the basic operation of the system. Such training services are not, however, necessary to allow VIVALDI or eCRM/eFulfillment to function.

     Customer Support. The Company has fully-staffed support centers in Australia, the United States, the United Kingdom, and Sweden. IMI provides 24 hour a day, 7 day a week support through the Web, electronic mail, and telephone, and uses logging/tracking systems for quality assurance.

CUSTOMERS

      The list below features some of IMI's recent customers worldwide:

Ahlsell (Sweden)                      Albert Heijn (Netherlands)
ASG Finland (Finland)                 AT&T Pre-Paid Phone Cards (US)
British Airways (UK)                  Brunswick Corp/Mercury Marine (US)
Canadian Tire (Canada)                Canal Digital (Norway)
Cornerstone AB (Sweden)               CoShopper.com  (Norway)
Darigold Inc.  (US)                   Electronic Business Partners (Sweden)
ERA Taiwan (Taiwan)                   Ericsson Business Networks (Sweden)
FedEx Corp. (US)                      Forlagscentralen (Norway)
FULLeCOM, Inc.  (US)                  Gamesa/Frito Lay (Mexico, Netherlands, US)
GE Plastics (US)                      General Domestic Appliances (UK)
Hakon (Norway)                        InterPharm Group B.V. (Netherlands)
J.R. Hillebrand (Germany)             K-World Knowledge Network (Sweden)
Land O'Lakes (US)                     LeGrand (France)
LM Ericsson Data (Sweden)             Mind Innovative AB  (Sweden)
MsFreckles.com (Sweden)               National Grid Ltd.  (UK)
New Zealand Dairy Industry            PDC Inc.  (US)
President's Foods (Taiwan)            Ralcorp (US)
Resco (Sweden)                        SCO Ltd.  (UK)
Sherwin-Williams (US)                 Starkist Foods (US)
Smuckers (US)                         Spray International (Germany, Sweden)
Starbucks (US)                        Sun Valley Foods Ltd.  (UK)
Telia AB  (Sweden)                    VLT (Sweden)
Volvo Action Services (Sweden, US)    VWR Scientific Products (US)
Walker Foods/Frito Lay (UK)           Yellowrent.com (Sweden)
Zurn Industries (US)



License sales of VIVALDI have usually been (and are expected to continue to be) for large dollar amounts, with licenses ranging from $0.5 million to $5.0 million and averaging $1.8 million over the last three fiscal years. License sales of eCRM/eFulfillment have been (and are expected to continue to be) for smaller dollar amounts ranging from $.2 million to $1.0 million.

As a result of large VIVALDI license sales, individual customers have in the past accounted for more than 10% of total revenues in particular quarterly periods. Future license sales, based in part on included components, and the addition of eCRM/eFulfillment, are anticipated to have a lower average, but individual sales are still anticipated to have a material effect on quarterly revenues. For the years ended April 30, 1999, and April 30, 2000, the Company had no single customer representing more than 10% of total revenues. In fiscal 1998, Oracle contracted implementation services representing 15% of the Company's total revenues. The Company believes that the loss of any of its customers would not have a material adverse effect upon the Company's business, operating results, or financial condition. The Company does not expect any of its current customers to account for 10% or more of its total revenues in fiscal 2001, but the Company expects that individual customers (the identity of which likely will change on a quarterly basis) will continue to account for 10% or more of the Company's total quarterly revenues in future periods.

SALES AND MARKETING

     The Company sells and supports its products through direct sales and support organizations in Sweden, North America, Australia, Germany, the Netherlands, and the United Kingdom. The Company maintains corporate headquarters both in Stockholm, Sweden, and Mt. Laurel, New Jersey as well as offices for product development, sales, and/or support in Boston, Massachusetts; Chicago, Illinois; Irvine, California; Seattle, Washington; London, United Kingdom; Zeist, the Netherlands; Melbourne, Australia; and Gothenburg, Linkoping, and Hassleholm, Sweden.

     As of April 30, 2000, the Company employed 77 sales and marketing personnel. The Company intends to maintain current expenditures for marketing activities worldwide to support its direct sales force. These programs will include public relations, direct mail, trade shows, product seminars, web marketing, user group conferences, and ongoing customer communication programs.

     The Company also relies on informal arrangements with a number of hardware, software, consulting, and systems integration firms to enhance its marketing, sales, and customer support efforts, particularly with respect to implementation and support of its products as well as lead generation and assistance in the sales process. The Company expects to continue to rely significantly upon such third parties for marketing and sales, lead generation, product implementation, customer support services, and end user training.

Oracle Relationship

     Prior to 1997, the Company engaged in an informal joint marketing and sales arrangement with Oracle Corporation ("Oracle") pursuant to which the two companies jointly marketed to certain customers in the consumer packaged goods industry. In January 1997, the Company entered into a joint marketing agreement with Oracle for the consumer packaged goods industry ("Oracle Agreement") pursuant to which the parties agreed for a term which ended in fiscal 2000 to jointly market and license the Oracle Solution Suite, which incorporated the Company's System ESS software, certain Oracle software, and other complementary software of third parties. Oracle paid the Company a percentage of the total license fees that Oracle received from customers for System ESS. The Company supports its System ESS software. In addition, the Company and Oracle are presently negotiating with customers of the Oracle Solution Suite to permit the Company to support another component of such suite.

IBM Relationship

In September, 1999, the Company signed a new partnership agreement with IBM Corporation. As part of this agreement, the Company was chosen by IBM to be one of three software vendors (along with i2 Technologies and EXE Technologies) in IBM's Global Supply Chain Management initiative. As part of this initiative, IBM recommends and delivers end-to-end supply chain management solutions to its customer base that may include IBM's own consulting, middleware, hardware, and/or implementation services along with IMI's software applications. The agreement calls for joint sales, marketing, product development, and research and includes a fee for IBM every time the Company sells a new software license based on IBM's recommendation. The Company believes this agreement can have significant benefits for its new business development activities going forward.

Sales Cycles

     Because the licensing of the Company's products generally involves a relatively significant capital expenditure by the customer, the Company's sales processes are subject to the delays and lengthy approval processes that are typically associated with such expenditures. For these and other reasons, the sales cycle associated with the licensing of the Company's products varies substantially from customer to customer and typically lasts between 3 and 12 months, during which time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations, and feasibility studies, and experience a number of significant delays over which the Company has no control. In addition the Company's quarterly operating results are subject to certain seasonal fluctuations.

PRODUCT DEVELOPMENT

     The Company has devoted significant resources to product development since its inception and has increased such investments in recent years. The Company's product development expenses for the years ended April 30, 1998, 1999, and 2000 were $14.7 million, $24.3 million, and $17.8 million respectively. As of April

30, 2000, the Company employed 137 people in product development.

     The Company believes that its future success depends upon its ability to continue to enhance existing products, respond to changing customer requirements, and develop and introduce new or enhanced products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed and changing heterogeneous hardware platforms, operating systems, relational databases, and networks. As set forth above, VIVALDI, introduced in May 1999, includes new and enhanced core application features, API's to other applications, and four new optional modules: (i) advanced warehouse management capabilities, (ii) demand replenishment capabilities, (iii) customer relationship management capabilities for marketing, sales force automation, and call center management and customer care, and (iv) a new Value Improvement Process for implementation planning and decision support management. ECRM/eFulfillment is a new solution configuration developed specifically for Internet businesses. VIVALDI and eCRM/eFulfillment are both Eurocurrency and Year 2000 compliant.

     There can be no assurance that the Company will be successful in developing enhanced versions of VIVALDI or eCRM/eFulfillment or other new products on a timely basis, or that such enhancements or new products, when introduced will achieve market acceptance or will adequately address the changing needs of the marketplace.

EMPLOYEES

     As of April 30, 2000, the Company employed a total of 618 full-time employees, including 398 in Sweden, 130 in the United States, 52 in the United Kingdom, 19 in the Netherlands, 4 in Germany, and 15 in Australia. The Company believes its future success will depend in part upon its ability to attract and retain highly skilled management, marketing, sales, consulting, and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating, and retaining such personnel in the future. Of the Company's full-time employees, 77 are in sales and marketing, 339 are in technical support and maintenance, 137 are in product development, and 65 are in general administrative functions. The Company does not have any collective bargaining agreements with its employees and believes that its employee relations are good.

RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.

     No Assurance of Profitability. Although the Company achieved net income of $6.9 million and $9.4 million in its 1997 and 1998 fiscal years, respectively, the Company had losses of $35.3 million and $22.8 million in its 1999 and 2000 fiscal years, respectively, and there can be no assurance that the Company will be profitable in any future period. Future operating results will depend on many factors, including the growth of the supply chain and customer relationship management software market, market acceptance of the Company's existing and new software products or enhanced versions thereof, competition, the success of the Company's sales, support, service, and marketing organizations, general economic conditions, and other factors.

Significant Fluctuations in Quarterly Operating Results and Seasonality. The Company has experienced, and expects to continue to experience, significant fluctuations in quarterly operating results that may be caused by many factors, including, among others: the size and timing of orders for the Company's products; the lengthy sales and/or implementation cycle for the Company's products; delays in the implementation process; introduction or enhancement of products by the Company or its competitors; changes in pricing policies of the Company or its competitors; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop, introduce, and market new products and new versions of existing products; quality control of products sold; market readiness to deploy supply chain and customer relationship management products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; personnel changes; fluctuations in foreign currency exchange rates; and mix of license and service and maintenance revenues and general economic conditions. The Company's revenues have been, and the Company believes will continue to be, derived from sales (licenses) significant to its customers and, as such, the timing of such sales is difficult to predict. Timing of sales (licenses) has caused, and is expected to continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. As a result of these and other factors, the Company believes that period-to-period quarterly comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's quarterly operating results also are subject to certain seasonal fluctuations. The Company's revenues, particularly its license revenues, are typically strongest in its third and fourth fiscal quarters, which end January 31 and April 30, respectively, and weakest in its first and second fiscal quarters, which end July 31 and October 31, respectively. The Company's revenues and operating results in its third fiscal quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting, while revenues and operating results in its fourth fiscal quarter typically benefit from the efforts of the Company's sales force to meet fiscal year-end sales quotas. Like many application software vendors, in its first and second fiscal quarters, the Company's sales force initiates sales activity directed to achieving fiscal year-end goals. In addition, the Company's first and second fiscal quarters include the months of July and August when both sales and billable customer services activity, as well as customer purchase decisions, are reduced, particularly in Europe, due to summer vacation schedules. As a result of these seasonal factors, the Company may experience weaker performance in its first and/or second fiscal quarters as compared to its third and/or fourth fiscal quarters.

Unpredictability of Orders. Because the Company generally ships software products within a short period after receipt of an order, it typically does not have a material backlog of unfulfilled orders. License revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and cannot be predicted with any degree of certainty. The Company has historically recognized a significant portion of its license revenues in the last two weeks of a quarter. Any significant shortfall of license revenues in relation to the Company's expectations or any material delay of customer orders may have an immediate adverse effect on its business, operating results, and financial condition. Due to the foregoing factors, it is possible that in future periods the Company's revenues and thus its operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially and adversely affected.

Lengthy Sales and Implementation Cycle. The sale (license) and implementation of the Company's products, particularly those related to larger sales of enterprise applications, generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process often is subject to delays associated with lengthy approval processes associated with significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products varies substantially from customer to customer and typically lasts between 3 and 12 months during which time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations, and feasibility studies, and experience a number of significant delays over which the Company has no control. Any significant or ongoing failure by the Company to ultimately achieve such sales could have a material adverse effect on the Company's business, operating results, and financial condition. In addition, following license sales, the software implementation typically involves customer training, integration with the customer's other existing systems, and the development of product extensions to add customer-specific functionality. The Company and/or a third party consultant may provide such post delivery implementation services pursuant to a separate professional services agreement. A successful implementation requires a close working relationship between the Company, the customer, and, frequently, third party consultants who assist in the implementation process. Any inability of the Company to achieve such close working relationships, or any inability of the Company's consulting services organization or third party consultants to perform implementation services on a timely basis, may result in delays in the customer implementation process. There can be no assurance that delays in the implementation process for any given customer will not have a material adverse effect on the Company's business, operating results, and financial condition.

Relationship with Oracle. While an important part of the Company's operating results for its 1998 fiscal year depended upon its marketing and sales relationship with Oracle, the impact of such relationship was less significant in fiscal 1999, and was not significant in fiscal 2000, when the relationship ended. For the fiscal years ended April 30, 1998, 1999, and 2000, the Company generated 53%, 20%, and 0% of its license revenues and 39%, 29%, and 12% of its total revenues, respectively, through various joint marketing efforts with Oracle. Prior to 1997, the Company engaged in an informal joint marketing and sales arrangement with Oracle pursuant to which the two companies jointly marketed to certain customers in the consumer packaged goods industry. In January 1997, the Company entered into the Oracle Agreement pursuant to which the parties agreed for a term which ended in fiscal 2000 to jointly market and license the Oracle Solution Suite, which incorporated the Company's System ESS software, certain Oracle software, and other complementary software of third parties. Oracle paid the Company a percentage of the total license fees that Oracle received from customers for System ESS. The Company supports its System ESS software. In addition, the Company and Oracle are presently negotiating with customers of the Oracle Solution Suite to permit the Company to support another component of such suite. There can be no assurance that such customers will permit the Company to support such component, which could have a material adverse effect on the business, operating results, and financial condition of the Company.

Competition. The Company's products are targeted at markets for supply chain and customer relationship management software products. This market space is very competitive and characterized by rapid technological change. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the supply chain as well as the enterprise as a whole. These competitors include (i) enterprise application software vendors which offer client/server ERP solutions, such as SAP AG, J.D. Edwards & Company, System Software Associates, Inc., and Oracle, (ii) companies offering e-commerce and CRM solutions, such as Yantra Corporation, CommercialWare, and Descarte Systems,(iii) companies offering standardized or customized products on mainframe and/or mid-range computer systems, (iv) internal development efforts by corporate information technology departments, (v) smaller independent companies which have developed or are attempting to develop advanced supply chain management and/or logistics execution software which complements or competes with the Company's software solutions, and (vi) other business application software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced logistics execution software. In addition, many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, greater name recognition, and a larger installed base of customers than the Company. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and competitive innovations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, and sale of their products than the Company. The Company also expects to face additional competition as other established and emerging companies enter the market for order fulfillment and customer relationship management software and new products and technologies are introduced. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share resulting in price reductions, fewer customer orders, and reduced gross margins, any one of which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results, and financial condition.

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

Reliance on and Need to Develop Additional Relationships with Third Parties. The Company relies on formal and informal arrangements with a number of software vendors and consulting and systems integration firms to enhance its sales, support, service, and marketing efforts, particularly with respect to implementation and support of its products and lead generation and assistance in the sale process. Such firms include Andersen Consulting LLC, Cap Gemini, Emerald Solutions, IBM, and Oracle Consulting Worldwide, Palarco, Inc. and Unisys Inc. in North America, and Ceratina Logistics OY, Debis, ECsoft, Icon Medialab, Logistics Consultancy Norway Medata, Ordina, Tamperen Systemitiimi, and TT Tieto in Europe. The Company expects to continue to rely significantly upon such third parties for marketing and sales, lead generation, product implementation, customer support services, and end user training. The Company will need to expand its relationships with these parties and enter into relationships with additional third parties in order to support revenue growth. Many such firms have similar, and often more established, relationships with the Company's principal competitors. There can be no assurance that these and other third parties will provide the level and quality of service required to meet the needs of the Company's customers, that the Company will be able to maintain an effective, long term relationship with such third parties, or that such third parties will continue to meet the needs of the Company's customers. If the Company is unable to develop and maintain effective relationships with these and other third parties, or if such parties fail to meet the needs of the Company's customers, the Company's business, operating results, and financial condition could be adversely affected. Further, there can be no assurance that these software vendors and third party implementation providers, many of which have significantly greater financial, technical, personnel, and marketing resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

Dependence on Principal Product. License and service and maintenance revenues related to the Company's VIVALDI suite of software products (which includes products formerly know as System ESS and also includes products marketed as eCRM/eFulfillment) have represented a substantial portion of the Company's revenues in recent years. Such sales are expected to continue to represent a significant part of the Company's revenues in the future. The Company's success depends on continued market acceptance of these products as well as its ability to introduce new versions and products to meet the evolving needs of its customers. There can be no assurance that the Company's products will continue to achieve market acceptance or that the Company will introduce enhanced versions on a timely basis, or at all, to meet the evolving needs of its customers. Any reduction in demand for the Company's products, increased competition in the market for supply chain and customer relationship management software, technological change, or other factors could have a materially adverse effect on the Company's business, operating results and financial condition.

Dependence on Emerging Market for Supply Chain and Customer Relationship Management Software. The Company currently derives, and is expected to continue to derive, a substantial portion of its revenues from licenses and services related to its VIVALDI suite of client/server supply chain and customer relationship management software products. The market for enterprise-wide management software in general, and for supply chain and customer relationship management software in particular, has been limited in recent periods, and there can be no assurance that it will stabilize or that businesses will continue to license components of the VIVALDI suite. In particular, the eCRM/eFulfillment market is emerging and subject to concerns as to its capital requirements and product achievement, and there is no assurance that there will be a continuing market for the Company's products. The Company has spent, and intends to continue to spend, considerable resources educating potential customers generally about supply chain and customer relationship management, about the need for order fulfillment and customer relationship management software solutions, and specifically about the VIVALDI suite. However, there can be no assurance that such expenditures will enable the VIVALDI suite to achieve any additional degree of market acceptance. If the supply chain and customer relationship management software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition could be materially and adversely affected.

Rapid Technological Change and Requirement for Frequent Product Transitions. The market for the Company's products is characterized by rapid technological developments, evolving industry standards, and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements, and develop and introduce in a timely manner new or enhanced products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed and changing heterogeneous hardware platforms, operating systems, relational databases, and networks. The VIVALDI suite of software currently provides support for 13 languages. VIVALDI can currently operate on UNIX server platforms for Hewlett-Packard Corporation, IBM, Digital Equipment Corporation, and Sun Microsystems Corporation as well as on Windows NT server platforms. The Company continues to enhance its products to operate on such platforms in order to meet customers' requirements. There can be no assurances that the Company will be successful in developing enhanced versions or new components of the VIVALDI suite or new products on a timely basis, or that such enhancements or new products, when introduced, will achieve market acceptance or will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results, and financial condition could be materially and adversely affected.

Litigation. In February, 1999, a class action lawsuit was commenced by service of a complaint against the Company, certain of its officers, directors, and controlling shareholders who sold shares of Common Stock during the class period, and its underwriters claiming violations of the Federal securities laws. The complaint was recently dismissed, but the plaintiff has the right to serve a new complaint and/or to appeal. No answer to the complaint was filed. In May, 1999, the Company initiated an Arbitration in Denmark against a Danish licensee of System ESS seeking damages for breach of contract. This licensee has claimed damages against the Company for breach of contract. While management believes these actions to be without merit, an unfavorable outcome in either of these pending proceedings or any other actions which may be brought against the Company may have a material adverse affect upon the Company's business, operating results, and financial condition.

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

Product Liability. The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. The limitation of liability provisions contained in such license agreements, professional services agreements, and support agreements may not be effective. The Company's products are generally used to manage data critical to its customers and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. A successful liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, and financial condition.

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

Control by Management and Current Stockholders; Indemnification of Officers and Directors. The Company's executive officers and directors and their affiliates, in the aggregate, own beneficially 52.5% of the Company's outstanding Common Stock as of April 30, 2000. In particular, Warburg, Pincus Investors, L.P. ("Warburg") owned beneficially 38.6% of the Company's outstanding Common Stock as of such date. As a result, Warburg can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg and the Company's officers and directors under certain circumstances could have the effect of delaying, deferring, or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of such stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs, or other purchases of Common Stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of Common Stock. The Company has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

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

Holding Company Structure. All of the operations of the Company are and will be conducted through direct and indirect subsidiaries. The Company's cash flow will depend upon the operating results and cash flow of its subsidiaries and the payment of funds by those subsidiaries to the Company in the form of loans, dividends, or by other methods. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to the Company, whether in the form of loans, dividends, or otherwise. Applicable law in certain countries may limit the ability of a subsidiary to pay dividends in the absence of sufficient distributable reserves or for other reasons. The Company's Swedish, United Kingdom, German, Dutch, French, United States, Australian, and Canadian subsidiaries are not subject to any current exchange controls. However, future exchange controls in these counties, or the existence of such controls in other countries in which the Company establishes subsidiaries, could limit or restrict the ability of the Company to obtain loans, dividends, or otherwise access financial resources in such subsidiaries. In addition, the Company's subsidiaries may from time to time in the future become parties to financing arrangements which may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to the Company. In the event of any insolvency, bankruptcy, or similar proceedings, creditors of the subsidiaries would generally be entitled to priority over the stockholders of the Company with respect to assets of the affected subsidiary.

ITEM 2. FACILITIES

     The Company's principal product development, and its Nordic service, support, sales, and marketing facilities are located in Stockholm, Sweden. In August, 1999 the Company moved its Stockholm operations to new premises of approximately 98,000 square feet pursuant to a lease expiring August 2004. The Company also leases office space for its five sales and service offices in the United States, most significantly 38,000 square feet in Mt. Laurel, New Jersey pursuant to a lease expiring in January 2005, three smaller offices in Sweden, two offices in Germany, and one each in the United Kingdom, the Netherlands, Australia, France, and Canada. The Company believes that it will be able to locate sufficient office space to allow it to operate according to its plans for at least the next two fiscal years.

ITEM 3. LEGAL PROCEEDINGS

     In February, 1999, a class action lawsuit was commenced by service of a complaint against the Company, certain of its officers, directors, and controlling shareholders who sold shares of Common Stock during the class period, and its underwriters claiming violations of the Federal securities laws. The complaint was recently dismissed, but the plaintiff has the right to serve a new complaint and/or to appeal. No answer to the complaint was filed. In May, 1999, the Company initiated an Arbitration in Denmark against a Danish licensee of System ESS seeking damages for breach of contract. This licensee has claimed damages against the Company for breach of contract. While management believes these actions to be without merit, an unfavorable outcome in any of these or any other actions which may be brought against the Company may have a material adverse affect upon the Company's business, operating results, and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

        MATTERS

The Company's Common Stock, $.01 par value, is traded on the Nasdaq National Market under the symbol "IMIC". The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share for the respective quarterly periods, as reported in published financial sources.


Fiscal Year 1999                                     High            Low

-----------------                                    ----            ---

First Quarter (ended July 31, 1998)                $ 21 5/8       $ 9 7/8
Second Quarter (ended October 31, 1998)              10 3/8         3 1/2
Third Quarter (ended January 31, 1999)                8 1/8         4 1/4
Fourth Quarter (ended April 30, 1999)                 4 7/16        1 11/16


Fiscal Year 2000                                     High            Low

-----------------                                    ----            ---

First Quarter (ended July 31, 1999)                  $ 3          $ 1 5/8
Second Quarter (ended October 31, 1999)                3 1/2        1 19/32
Third Quarter (ended January 31, 2000)                 9 1/2        2 3/16
Fourth Quarter (ended April 30, 2000)                 17            5


As of July 24, 2000, there were 72 shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

DIVIDEND POLICY

The Company has never declared or paid any dividends on its Common Stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this Form 10-K and the Consolidated Financial Statements and Notes thereto and the other financial information included in Item 14 of this Form 10-K. The selected consolidated financial data set forth below for the Company as of April 30, 1999, and April 30, 2000, and for each of the three years in the period ended April 30, 2000, are derived from audited financial statements included elsewhere in this Report.

Five Year Review:


                                                                   Year Ended April 30,
                                                     1996        1997        1998        1999        2000
                                                               (in thousands, except per share data)

Consolidated Statement of Operations Data:
  Revenues:

 Licenses .....................................   $ 15,474    $ 26,147    $ 36,090    $ 17,039     12,167
 Services and maintenance .....................     23,103      31,747      57,632      68,233     61,318
 Other ........................................      1,432       1,718       1,662       1,696      1,540
                                                  --------    --------    --------    --------    --------
 Total revenues ...............................     40,009      59,612      95,384      86,968     75,025
                                                  --------    --------    --------    --------    --------
Cost of revenues:

 Licenses .....................................      2,717       1,540         790       2,212      1,916
 Services and maintenance .....................     16,813      22,871      41,826      68,670     48,528
 Other ........................................        947       1,001       1,029         752        429
                                                  --------    --------    --------    --------    --------
 Total cost of revenues .......................     20,477      25,412      43,645      71,634     50,873
                                                  --------    --------    --------    --------    --------
 Gross profit .................................     19,532      34,200      51,739      15,334     24,152
                                                  --------    --------    --------    --------    --------
Operating expenses:

 Product development ..........................      6,822       9,935      14,684      24,267     17,784
 Acquired In-process Research and Development .         --          --          --       2,500          -
 Sales and marketing ..........................      7,746      14,997      20,878      27,295     20,555
 General and administrative ...................      3,579       4,399       6,989      12,332      9,251
 Amortization of goodwill .....................         --          --         114         486      1,383
 Restructuring costs ..........................         --          --          --       3,522          -
                                                  --------    --------    --------    --------    --------

 Total operating expenses .....................     18,147      29,331      42,665      70,402     48,973
                                                  --------    --------    --------    --------    --------
Income (loss) from operations .................      1,385       4,869       9,074     (55,068)   (24,821)
Other income (expense):
 Interest income ..............................         13         643       3,490       4,446      2,183
 Interest expense .............................       (744)       (253)       (123)       (128)       (65)
 Miscellaneous expense, net ...............            (12)        (21)       (286)       (931)       (96)
                                                  --------    --------    --------    --------    --------
Income (loss) from continuing

 operations before income taxes ...............        642       5,238      12,155     (51,681)   (22,799)
Provision (benefit) for income taxes ..........       (781)       (190)      2,762     (16,422)         -
                                                  --------    --------    --------    --------    --------
Income (loss) from continuing operations ......      1,423       5,428       9,393     (35,259)   (22,799)
Income (loss) from discontinued operations ....        327         374          --          --
Gain on sale of discontinued operations
 (net of income tax of $372) ..................         --       1,100          --          --
                                                  --------    --------    --------    --------    --------
Net income (loss) .............................   $  1,750    $  6,902    $  9,393    $(35,259)   (22,799)
                                                  ========    ========    ========    ========    ========
Net income (loss) per share data-assuming dilution(1):

Income (loss) from continuing operations ......   $   0.06    $   0.20    $   0.30    $  (1.09)   $ (0.72)
Income from discontinued operations ...........       0.01        0.01          --          --
Gain on sale of discontinued operations .......         --        0.04          --          --
                                                  --------    --------    --------    --------    --------
Net income (loss) per share-assuming dilution .   $   0.07    $   0.25    $   0.30    $  (1.09)   $ (0.72)
                                                  --------    --------    --------    --------    --------

                                                  --------    --------    --------    --------    --------


Shares used in per share calculation-assuming

  dilution ....................................     25,223      28,063      30,821      32,431     31,672
                                                  ========    ========    ========    ========    ========

                                                                  April 30,

                                          1996          1997          1998          1999          2000
                                                                (in thousands)
Consolidated Balance Sheet Data:
  Cash and cash equivalents.          $    558       $  9,023      $ 41,982      $ 29,065          12,036
  Short-term investments ...                --          9,952        69,416        24,848          19,821
  Working capital (2) ......            (1,364)        30,831       120,479        54,187          32,650
  Total assets .............            21,324         50,963       149,329       115,085          88,932
  Capital lease obligations,
    less current portion ....              624            554           281            --               -

  Total stockholders' equity               502         34,754       124,573        83,881          61,459

- ----------

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in calculating net income (loss) per share-assuming dilution.

(2) The Company's working capital position as at April 30, 1996, was due, in part, to the classification of the Company's credit facilities as short-term borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act, and Section 21E of the Exchange Act that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below and under "Risk Factors" and "Business," as well as in this Report generally, including the documents incorporated in this Report by reference. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" appearing elsewhere in this Report and in the documents incorporated in this Report by reference. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

OVERVIEW

     Industri-Matematik International Corp. develops, markets, and supports client/server application software that enables manufacturers, distributors, and wholesalers to more effectively manage their supply chain and customer relationships. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991. In 1993, the Company introduced System ESS, which was designed to meet the needs of multinational manufacturers, distributors, and wholesalers. In May, 1999, the Company introduced VIVALDI, a suite of open applications which provide full capabilities for managing and executing the global fulfillment and customer service process. VIVALDI includes System ESS components, customer relationship management, open warehouse, and other components. During fiscal year 2000, the Company began marketing eCRM/eFulfillment, a pre-integrated configuration of VIVALDI components for web-based businesses.

     Substantially all of the Company's revenues in the last three years have been attributable to license fees and related services, including software maintenance and support, implementation, consulting, and training. The Company expects that license and services revenues related to VIVALDI and eCRM/eFulfillment will continue to constitute substantially all of the Company's revenues in the foreseeable future.

     Revenues from sales in North America decreased from $40.6 million in fiscal 1999 to $28.9 million in fiscal 2000, revenues from sales in Europe remained relatively constant in the two fiscal years ($44.0 million in fiscal 1999 and $43.4 million in fiscal 2000), and revenues from sales in Asia/Pacific increased from $2.4 million to $2.7 million over the same period. Future operating results will depend on many factors, including the growth of the supply chain and customer relationship management software market, market acceptance of the Company's products, competition, the success of the Company's sales, support, service, and marketing organizations, general economic conditions, and other factors.

     A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, German mark, Dutch guilder, the French franc, the Australian dollar, and the Canadian dollar. The Company incurs a significant portion of its expenses in Swedish kronor, including a substantial part of its product development expenses and a substantial portion of its general and administrative expenses. As a result, changes of the value of the Swedish krona relative to the other currencies in which the Company generates revenues, particularly the U.S. dollar, could affect operating results. The financial statements of the Company are translated from the functional currency of the operating subsidiaries into U.S. dollars, the Company's reporting currency, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the reporting period, and revenues and expenses are translated at the average exchange rate during the period. All translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity. Fluctuations in the Swedish krona and other currencies relative to the U.S. dollar will affect period to period comparison of the Company's reported results of operations. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate.

RESULTS OF OPERATIONS

     For the fiscal periods indicated, the following table sets forth the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:


                                                     Year Ended April 30,

                                                  1998        1999        2000

Consolidated Statement of Operations Data:

Revenues:

 Licenses ...................................      37.8%       19.6%      16.2%
 Services and maintenance ...................      60.4        78.4       81.7
 Other ......................................       1.8         2.0        2.1
                                                 ------      ------     ------
  Total revenues ............................     100.0       100.0      100.0

Cost of revenues:

Licenses ....................................       0.8         2.5        2.6
  Services and maintenance ..................      43.9        79.0       64.7
  Other .....................................       1.1         0.9        0.6
                                                 ------      ------     ------
   Total cost of revenues ...................      45.8        82.4       67.8
                                                 ------      ------     ------
   Gross profit .............................      54.2        17.6       32.2
                                                 ------      ------     ------
Operating expenses:

 Product development ........................      15.4        27.9       23.7
 Acquired in-process research and development        --         2.9         --
 Sales and marketing ........................      21.9        31.4       27.4
 General and administrative .................       7.4        14.2       12.3
 Amortization of goodwill and other intangibles      --         0.6        1.8
 Restructuring costs ........................        --         4.0         --




                                                 ------      ------     ------
  Total operating expenses ..................      44.7        81.0       65.3
                                                  -----      ------     ------
Income (loss) from operations ...............       9.5       (63.4)     (33.1)
Other income (expense):
 Interest income ............................       3.6         5.1        2.9
 Interest expense ...........................      (0.1)       (0.1)      (0.1)
 Miscellaneous expense, net .................      (0.3)       (1.0)      (0.1)
                                                 ------      ------     ------
Income (loss) from continuing

 operations before income taxes .............      12.7       (59.4)     (30.4)
Provision (benefit) for income taxes ........       2.9       (18.9)        --
                                                 ------      ------     ------
Income (loss) from continuing operations ....       9.8       (40.5)     (30.4)
Income from discontinued operations .........        --          --         --
Gain on sale of discontinued operations .....        --          --         --
                                                  ------      ------     ------
Net income (loss) ...........................       9.8%     (40.5%)     (30.4%)


COMPARISON OF FISCAL YEARS 1998, 1999, and 2000

REVENUES

     The Company's revenues consist of software license revenues, service and maintenance revenues, and other revenues. Software license revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, the fee is fixed and determinable, collectibility is probable, and the arrangement does not require significant customization of the software. Maintenance and support revenue is deferred and recognized ratably over the term of the agreement, generally one year. Service revenue is recognized as the Company performs the services in accordance with the contract. Other revenues are primarily third-party hardware sales necessary to help certain customers implement the Company's products. The Company derives substantially all of its revenues from licenses of its software and related service and maintenance.

     Total revenues decreased 13.7% to $75.0 million in fiscal 2000 from $87.0 million in fiscal 1999 as a result of a decrease in software license revenues and related service and maintenance revenues. Total revenues decreased 8.8% to $87.0 million in fiscal 1999 from $95.4 million in fiscal 1998 as a result of a decrease in software license revenues offset somewhat by an increase in related service and maintenance revenues.

     Software License Revenues. Revenues from software licenses decreased 28.6% to $12.2 million in fiscal 2000 from $17.0 million in fiscal 1999 and decreased 52.8% in fiscal 1999 from $36.0 million in fiscal 1998. Software license revenues constituted 37.8%, 19.6%, and 16.2% of total revenues in fiscal 1998,

1999, and 2000, respectively. Management believes that a major factor in its decrease in software license revenue in fiscal 1999 and fiscal 2000 was due to a general contraction in the market for large enterprise-wide solutions and the reluctance of customers to commence large-scale implementations near the turn of the century due to general concerns regarding Year 2000 compliance problems. Another contributing factor to the decrease in software license revenues in fiscal 1999 was due to sales delays associated with the re-building and training of the United States direct sales force, which was substantially completed in the first six months of fiscal 1999.

     Service and Maintenance Revenues. Service and maintenance revenues decreased 10.1% to $61.3 million in fiscal 2000 from $68.2 million in fiscal 1999, and increased 18.4% in fiscal 1999 from $57.6 million in fiscal 1998. Service and maintenance revenues constituted 60.4%, 78.4%, and 81.7% of total revenues in fiscal 1998, 1999, and 2000, respectively. The decrease in the absolute dollar amount of service and maintenance revenues in fiscal 2000 from fiscal 1999 was related primarily to the decrease in software licenses sold during fiscal 1999. The increase in the absolute dollar amount of service and maintenance revenues in fiscal 1999 from fiscal 1998 was related primarily to an increase in the number of licenses sold during fiscal 1998 and the high percentage of maintenance agreement renewals for licenses sold in prior years and, with respect to fiscal 1999, the additional revenue generated by the expansion of the Company's consulting organization in the United States and Europe. The increase in service and maintenance revenues as a percentage of total revenues in each of the years was the result of the increased revenue from the continued build-up of the Company's services organization and, with respect to fiscal 1999 and 2000, the decrease in software license revenues in those years. Service and maintenance revenues tend to track software license transactions in prior periods.

     Other Revenues. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues decreased 9.2% to $1.540 million in fiscal 2000 from $1.696 million in fiscal 1999 and increased 2.0% in fiscal 1999 from $1.662 million in fiscal 1998. Other revenues constituted 1.8%, 2.0%, and 2.1% of total revenues in fiscal 1998, 1999, and 2000, respectively. Other revenues will vary over time as a percentage of total revenues due to the size of specific hardware sales.

COST OF REVENUES

     Cost of revenues was $43.6 million, $71.6 million, and $50.9 million in fiscal 1998, 1999, and 2000 representing 45.8%, 82.4%, and 67.8% of total revenues, respectively. The decrease in total cost of revenues both in absolute dollars and as a percentage of total revenues in fiscal 2000 was primarily due to a restructuring program reducing the Company's workforce initiated during the fourth quarter of fiscal 1999 to correspond with the declining revenue trend. The increase in total cost of revenues both in absolute dollars and as a percentage of total revenues in fiscal 1999 was primarily due to the increase in service and maintenance revenues as a percentage of total revenues and the fact that gross margin on services and maintenance revenues is lower than the margin on license revenues.

     The following table sets forth, for the periods indicated, the cost of revenues for each revenue category and the cost of revenues represented as a percentage of each revenue category:


                                                Year Ended April 30,
                                  1998                1999               2000
                           ------------------------------------------------------------
                           Cost      % of       Cost      % of      Cost       % of
                           of        Revenue    of        Revenue   of         Revenue
                           Revenues  Category   Revenues  Category  Revenues   Category

                     (in thousands, except percentage data)

Licenses ...............    $   790      2.2%    $ 2,212     13.0%   $ 1,916     15.7%
Services and maintenance     41,826     72.6      68,670    100.6     48,528     79.1
Other ..................      1,029     61.9         752     44.3        429     27.9
                            -------              -------             -------
 Total cost of revenues     $43,645     45.8%    $71,634     82.4%   $50,873     67.8%
                            =======              =======             =======

     Cost of Software License Revenues. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of the Company's software and, occasionally, the cost of third-party complementary software that is licensed together with the Company's software without being embedded. In addition, third parties may receive royalty commissions for participation in the sales process. Cost of software license revenues was $0.8 million, $2.2 million, and $1.9 million, in fiscal 1998, 1999, and 2000, representing 2.2%, 13.0%, and 15.7% of software license revenues, respectively. The increase as a percentage of software licenses sold is due to a higher amount of licenses being sold together with third party integrators where a royalty commission is paid to the integrator for assistance in the selling process. The increase in cost of software license revenues both in absolute dollar amount and as a percentage of software license revenues in fiscal 1999 was primarily due to increased sublicensing of complementary software.

     Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists primarily of costs associated with consulting, implementation, and training services and the use by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of service and maintenance revenues also includes the cost of providing software maintenance to customers, such as telephone hotline support. Cost of service and maintenance revenues was $41.8 million, $68.7 million, and $48,5 million in fiscal 1998, 1999, and 2000, representing 72.6%, 100.6%, and 74.2%, of service and maintenance revenues, respectively. The decrease in the cost of service and maintenance revenues in absolute dollar amounts in fiscal 2000 was due to reductions in workforce initiated during the fourth quarter of fiscal 1999, a reduction in the use of outside consultants, and a decrease in the amount of service and maintenance performed. The cost of service and maintenance revenues decreased as a percentage of service and maintenance revenues as a result of significant one-time charges related to ongoing implementation projects and charges made for doubtful accounts receivable during fiscal 1999. The increase in the cost of service and maintenance revenues both in absolute dollar amounts and as a percentage of service and maintenance revenues in fiscal 1999 was due to costs associated with hiring and training new services personnel in anticipation of increased software license sales, to the extensive use of subcontractors, and an intentional investment to expedite implementation of licenses sold.

     Cost of Other Revenues. Cost of other revenues consists primarily of the cost of third party hardware supplied to certain customers. Cost of other revenues was $1.0 million, $0.8 million, and $0.4 million in fiscal 1998, 1999, and 2000, representing 61.9%, 44.3%, and 27.9% of other revenues, respectively. The Company expects the cost of other revenues to fluctuate on a period to period basis due to the size and nature of specific hardware sales.

     Product Development. Product development expenses consist primarily of salaries and other related costs for the Company's product development staff. Product development expenses were $14.7 million, $24.3 million, and $17.8 million in fiscal 1998, 1999, and 2000, representing 15.4%, 27.9%, and 23.7% of total revenues, respectively. The decrease in product development expenses in absolute dollar amount in fiscal 2000 was due to a decrease in the number of product development personnel and other related costs as part of the restructuring program initiated in fourth quarter 1999. In addition, the prior year included high external costs related to specific product development initiatives. The increase in product development expenses in absolute dollar amount in fiscal 1999 was due to an increase in the number of product development personnel and other related costs related to expanding the Company's product development department as well as the extensive use of subcontractors in developing version 5.2 of System ESS completed in August 1998. In fiscal 1999, the Company also incurred one-time costs for the expansion of System ESS functionality in the consumer product sector.

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

     Acquired in-process research and development. Acquired in-process research and development consists of one-time charges for acquisitions accounted for as purchases. The Company had one acquisition in fiscal 1999, the acquisition of Abalon AB, resulting in the write-off of acquired in-process research and development of $2.5 million. The $2.5 million as determined by an independent third-party appraisal related to in-process research and development which was charged against income in fiscal 1999 as the underlying research and development projects had not reached technological feasibility for Abalon's intended purpose and had no alternative future uses for the Company. The Company did not have any write-off of acquired research and development in fiscal 2000 or 1998.

     Sales and Marketing. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $20.9 million, $27.3 million, and $20.6 million in fiscal 1998, 1999, and 2000, representing 21.9%, 31.4%, and 27.4% of total revenues, respectively. Sales and marketing decreased in fiscal 2000 in absolute dollar amount and as a percentage of total revenues as a result of measures initiated in the fourth quarter of fiscal 1999 to reduce costs in response to market conditions for new software licenses. Sales and marketing expenses increased in fiscal 1999 from fiscal 1998 as a result of expanding sales offices in Europe and Asia/Pacific as well as increased staffing of Company employees in the Company's partner and marketing organizations.

     General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other requirements. General and administrative expenses were $7.0 million, $12.3 million, and $9.3 million in fiscal 1998, 1999, and 2000, representing 7.4%, 14.2%, and 12.3% of total revenues, respectively. The decrease in absolute dollar amounts of general and administrative expenses in fiscal 2000 was primarily the result of decreased staffing of accounting, human resources, and internal system administration associated with the restructuring program initiated in the fourth quarter of fiscal 1999. The increase in general and administrative expenses in fiscal 1999 was primarily the result of costs related to expanding the Company's administrative and information technology capabilities to keep up with the Company's expansion.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles relates to the fiscal 1998 acquisition of Ceratina International AB and the fiscal 1999 acquisition of Abalon AB. Goodwill and other intangibles is amortized over a 5 to 10 year period. Amortization of goodwill and other intangibles was $114,000, $486,000, and $1.4 million in fiscal 1998, 1999, and 2000, respectively, and the Company anticipates amortizing approximately $1.4 million from these acquisitions in fiscal 2001.

     Restructuring costs. Early in fiscal 1999, the Company hired personnel and expanded its facilities and infrastructure anticipating that its business would continue to grow at least as rapidly as it had in prior periods. When the market for enterprise software products generally contracted and the growth of the Company's business did not continue, the Company decided, in the third quarter of fiscal 1999, to realign its cost structure and incurred a $3.5 million one-time restructuring charge in the fourth quarter. The purpose of the restructuring was to reduce the Company's cost base in order to restore profitability. The components of the charge consisted mainly of employee severance costs and the costs related to closing sales offices and other facilities. As of April 30, 2000, the remaining accrual for the restructuring was $257,000.

     Other Income (Expense). Other income (expense) comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was approximately $2.2 million and $4.4 million in fiscal 2000 and 1999, whereas in fiscal 1998 interest income was $3.5 million. The decrease in fiscal 2000 was due to a decrease in the levels of short-term investments and cash held in interest-bearing accounts compared to the amounts invested in prior fiscal year. Interest expenses were approximately $123,000, $128,000, and $65,000 in fiscal 1998, fiscal 1999, and fiscal 2000, respectively. The decrease was the result of the lower outstanding balance of notes payable and capital lease obligations.

     Provision (Benefit) for Income Taxes. There was no provision (benefit) for income taxes for the year ended April 30, 2000, as the Company decided to apply a full valuation allowance to net deferred tax assets generated after April 30, 1999. At April 30, 2000, the Company's deferred tax asset amounted to $27,520,000 of which $27,393,000 related to net operating loss carryforwards and $127,000 related to other temporary differences. Of the net operating loss carryforwards, $14,078,000 were incurred in the United States and $8,934,000 were incurred in Sweden. The net operating loss carryforwards, of which substantially all were incurred during the years ended April 30, 1999 and 2000, may be carried forward to offset future income up to 15 years in the United States and indefinitely in Sweden. In light of this long period of time during which the Company may carry forward its tax losses and the fact that future operating results will depend on numerous factors, including the growth of the supply chain and customer management software market, and the market acceptance of the Company's products, management assessed that $12,000,000 was an adequate valuation allowance against the net deferred tax asset recorded at April 30, 2000. Realization of the net deferred tax asset (net of recorded valuation allowance) is dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed and met its capital expenditure requirements through cash flows from operations, short-term borrowings, and, during fiscal 1997 and fiscal 1998, through sales of equity securities to the public. Cash from operations was $15.2 million in fiscal 1998 while $35.8 million and $17.6 million were used in operating activities in fiscal 1999 and 2000, respectively. Repayments of borrowings were $1.8 million and $0.6 million in fiscal 1999 and 2000, respectively, while net proceeds from borrowings were $0.9 million in fiscal 1998. Cash flows from issuance of common stock were $79.9 million, $1.9 million, and $0.8 million in fiscal 1998, 1999, and 2000, respectively. The Company purchased approximately $3.6 million, $4.7 million, and $4.5 million of office equipment and other property in fiscal 1998, 1999, and 2000, respectively. At April 30, 2000, the Company did not have any material commitments for capital expenditures.

     At April 30, 2000, the Company had $32.7 million of working capital, including $12.0 million in cash and cash equivalents and $19.8 in short term investments, as compared to $54.2 million of working capital at April 30, 1999. The decrease in working capital was the result of the increase in accrued expenses and other current liabilities and the operating loss for the period.

     Accounts receivable, net of allowance for doubtful accounts, decreased to $20.2 million at April 30, 2000, from $23.8 million at April 30, 1999. Contract receivables, primarily scheduled amounts due from customers on terms which are longer than typical trade terms, increased to $1.1 million at April 30 2000, from $0.7 million at April 30, 1999. The allowance for doubtful accounts decreased to $2.5 million at April 30, 2000, from $4.9 million at April 30, 1999, as a result of settling an agreement with a particular customer. A significant portion of the amount remaining in the reserve for doubtful accounts relates to an ongoing dispute with another customer.

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

YEAR 2000.

     The Company devoted a substantial amount of time to validate that the standard versions of its principal products were Year 2000 compliant and would with retained functionality store, process, and receive date and time data for periods before and after the turn of the century if correct date and time data were inputted. With respect to customized code developed for specific customers to address specific customer needs and to interface with legacy and other software applications, the Company developed a toolset to assist such customers in assessing and renovating Year 2000 issues with respect to such code. While the Company does not warrant the Year 2000 compliance of any such customized code, it cannot be sure that it will not have a dispute with a customer over whether particular code is standard or customized.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading of other purposes. As of April 30, 2000, the Company had no long-term investments and its short-term investments consisted of two Federal Agency securities with maturities of less than one year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Part IV Item 14 (a)(1) and
(2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

        DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the information to be set forth in the 2000 Proxy Statement under the caption "Election of Directors".

ITEM 11. EXECUTIVE COMPENSATION

      Reference is made to the information to be set forth in the 2000 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is made to the information to be set forth in the 2000 Proxy Statement under the caption "Ownership of Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Reference is made to the information to be set forth in the 2000 Proxy Statement under the caption "Certain Business Relationships."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as a part of this Report:

      (1) Consolidated Financial Statements. The following consolidated financial statements of Industri-Matematik International Corp. are filed as part of this report:

      Report of Independent Accountants

      Consolidated Balance Sheets as of April 30, 1999, and April 30, 2000

      Consolidated Statements of Operations for the years ended April 30, 1998, 1999, and 2000.

      Consolidated Statements of Changes in Stockholders' Equity for the years ended April 30, 1998, 1999, and 2000.

      Consolidated Statements of Cash Flows for the years ended April 30, 1998, 1999, and 2000.

      Notes to Consolidated Financial Statements.

      Consent of Independent Accountants dated July 28, 2000.

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



Number Description
------ -----------

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

10.7   Amended and Restated Employment Agreement dated April 3, 1997 between
       Stig Durlow and the Company(3)

10.8   Agreement dated September 26, 1997, between Lars-Goran Peterson and the
       Company(4)




10.9   Agreement effective May 1, 1997, between Mats Lillienberg and the
       Company(4)

10.10  Employment Agreement dated October 16, 1998, between the Company and
       Philippe Beaurain(5)

10.11  Employment Agreement dated December 31, 1999, between the Company and Per
       Edstrom(6)

10.12  Lease Agreement dated August 1, 1999, between Tranboclarne 11 KB, as
       Lessor, and Industri-Matematik AB, as Lessee(6)

10.13  Form of Indemnity Agreement with Officers and Directors(1)

21     Subsidiaries of the Company

23     Consent of Independent Accountants

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

(5) Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended January 31, 1999.

(6) Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000.

      (d) Financial Statement Schedules

      None.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Industri-Matematik International
Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Industri-Matematik International Corp. and its subsidiaries at April 30, 2000 and April 30, 1999 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Stockholm, Sweden
July 28, 2000

Ohrlings PricewaterhouseCoopers AB

BY: /s/ ROBERT BARNDEN
    Robert Barnden

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)


                                                                      April 30,
                                                                    1999      2000
ASSETS
Current assets:
  Cash and cash equivalents....................................  $  29,065   $ 12,036
  Short-term investments.......................................     24,848     19,821
  Accounts receivable, less allowance for doubtful accounts
  of $4,883 and $2,486 at April 30, 1999 and 2000, respectively     23,772     20,176
  Contract receivables.........................................        703      1,089




  Prepaid expenses.............................................      2,742      2,727
  Income taxes receivable......................................        733        646
  Other current assets.........................................        558        698
                                                                 ---------  ---------
     Total current assets......................................     82,421     57,193
                                                                 =========  =========
Non current assets:
  Property and equipment, net..................................      6,682      6,595
  Deferred income taxes........................................     16,042     15,520
  Goodwill and other intangible assets.........................      9,084      8,359
  Other non current assets.....................................        856      1,265
                                                                 ---------  ---------
     Total non current assets..................................     32,664     31,739
                                                                 ---------  ---------
          Total assets.........................................  $ 115,085   $ 88,932
                                                                 =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations.................  $     110   $     --
  Current portion of notes payable.............................        534        303
  Accounts payable.............................................      3,177      2,031
  Accrued expenses and other current liabilities...............     12,853      7,978
  Accrued payroll and employee benefits........................      6,243      5,702
  Deferred revenue.............................................      5,317      8,529
                                                                 ---------  ---------
     Total current liabilities.................................     28,234     24,543
                                                                 =========  =========
Long-term liabilities:
  Notes payable................................................        303         --
  Accrued pension liability....................................      2,476      2,930
  Other long-term liabilities..................................        191         --
                                                                 ---------  ---------
     Total long-term liabilities...............................      2,970      2,930
                                                                 ---------  ---------
     Total liabilities.........................................  $  31,204  $  27,473
                                                                 =========  =========

Commitments and contingencies (Note 14) Stockholders' equity:
  Common Stock; voting, $.01 par value; 35,000,000 and
   62,500,000 shares authorized; 31,499,348 and 31,839,229
   issued and outstanding......................................        315        318
  Additional paid-in capital...................................    123,945    124,310
  Retained earnings (deficit)..................................    (29,972)   (52,771)
  Accumulated other comprehensive loss.........................     (3,514)    (4,476)
  Notes receivable from stockholders (Note 13).................     (6,893)    (5,922)
                                                                 ---------  ---------
     Total stockholders' equity................................     83,881     61,459
                                                                 ---------  ---------
     Total liabilities and stockholders' equity................  $ 115,085     88,932
                                                                 =========   ========

The accompanying notes are an integral part of the consolidated financial statements.

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


                                                    Year Ended April 30,
                                                 1998         1999        2000
Revenues:
  Licenses .................................   $ 36,090    $ 17,039    $ 12,167
  Services and maintenance .................     57,632      68,233      61,318
  Other ....................................      1,662       1,696       1,540
                                               --------    --------    --------
     Total revenues ........................     95,384      86,968      75,025
                                               ========    ========    ========
Cost of revenues:
  Licenses .................................        790       2,212       1,916
  Services and maintenance .................     41,826      68,670      48,528
  Other ....................................      1,029         752         429
                                               --------    --------    --------
     Total cost of revenues ................     43,645      71,634      50,873
                                               --------    --------    --------
     Gross profit ..........................     51,739      15,334      24,152
                                               --------    --------    --------
Operating expenses:
  Product development ......................     14,684      24,267      17,784
  Acquired in-process research and
  development ..............................         --       2,500          --
  Sales and marketing ......................     20,878      27,295      20,555
  General and administrative ...............      6,989      12,332       9,251
  Amortization of goodwill and other intangibles    114         486       1,383
  Restructuring ............................         --       3,522          --
                                               --------    --------    --------
     Total operating expenses ..............     42,665      70,402      48,973
                                               --------    --------    --------
Income (loss) from operations ..............      9,074     (55,068)    (24,821)
                                               ========    ========    ========
Other income (expense):
  Interest income ..........................      3,490       4,446       2,183
  Interest expense .........................       (123)       (128)        (65)
  Miscellaneous expense, net ...............       (286)       (931)        (96)
                                               --------    --------    --------
Income (loss) from continuing operations
  before income taxes ......................     12,155     (51,681)    (22,799)
Provision (benefit) for income taxes .......      2,762     (16,422)         --
                                               --------    --------    --------
Net income (loss) ..........................   $  9,393    $(35,259)   $(22,799)
                                               ========    ========    ========

Net income (loss) per share data: (Note 2)
Net income (loss) per share ................   $   0.31    $  (1.09)   $  (0.72)
                                               ========    ========    ========

Net income (loss) per share data assuming dilution:
Net income (loss) per share ................   $   0.30    $  (1.09)   $  (0.72)
                                               ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        (in thousands, except share data)



                                                                                Accumulated     Notes        Total
                                               Class B  Additional   Retained      Other      Receivable     Stock
                      Comprehensive   Common   Common    Paid-in     Earnings  Comprehensive    From        holders'
                      Income (Loss)    Stock    Stock    Capital     (Deficit)     Loss      Stockholders   Equity
Balance as of
April 30, 1997           6,201          156      121      43,379      (4,106)     (2,270)      (2,526)      34,754
                         =====
Conversion of
  Class B Common Stock
  To Common Stock                       121     (121)                                                            0

Issuance of
  4,030,625 shares
  of Common Stock
  under Follow-on Public
  Offering, net of
  Expenses                               40               76,160                                            76,200

Issuance of 616,484
  shares of Common Stock
  under Stock Option Plan                 6                1,404                                             1,410

Issuance of 325,000
  shares of Common Stock
  under Restricted Stock
  Program                                 3                4,669                               (4,672)           0

Issuance of 263,685
  shares of Common Stock
  under ESPP                              3                1,487                                             1,490

Income tax benefit
  arising from stock
  compensation plans                                         787                                               787

Payments on Notes
  Receivable                                                                                      695          695

Net income               9,393                                         9,393                                 9,393





Currency translation
  adjustment              (156)                                                     (156)
(156)

          --------------------------------------------------------------------------------------------------------
Balance as of
  April 30, 1998         9,237          329       --     127,886       5,287      (2,426)      (6,503)     124,573
                         =====
Issuance of 11,000 shares
  of Common Stock under
  Stock Option Plan                                          112                                               112

Issuance of 65,000 shares
  of Common Stock under
  Restricted Stock Program                1                  389                                 (390)           0

Issuance of 344,562 shares
  of Common Stock under ESPP              3                1,728                                             1,731

Repurchase of 1,838,766
  sharesof Common Stock                 (18)              (6,244)                                           (6,262)

Income tax benefit arising
  from stock compensation
  plans                                                       74                                                74

Net income             (35,259)                                      (35,259)                              (35,259)

Currency translation
  adjustment            (1,088)                                                   (1,088)                   (1,088)

          --------------------------------------------------------------------------------------------------------
Balance as of
  April 30, 1999     $ (36,267)       $ 315     $ --   $ 123,945   $ (29,972)   $ (3,514)    $ (6,893)    $ 83,881
                       =======

Issuance of 105,097 shares
  of Common Stock under
  Stock Option Plan                       1                  363                                               364

Issuance of 234,784 shares
  of Common Stock under
  under ESPP                              2                  477                                               479

Payments on notes
  receivable                                                (475)                                 971          496

Net income             (22,799)                                      (22,799)                              (22,799)

Currency translation
  adjustment              (962)                                                     (962)                     (962)

          --------------------------------------------------------------------------------------------------------
Balance as of
  April 30, 2000     $ (23,761)       $ 318     $ --   $ 124,310   $ (52,771)   $ (4,476)    $ (5,922)    $ 61,459
                       ========         ===      ===     =======     ========     =======      =======      ======



The accompanying notes are an integral part of the consolidated financial statements.

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                               Year Ended April 30,
                                                          1998         1999         2000
Cash flows from operating activities
  Net income (loss) ................................   $   9,393    $ (35,259)   $ (22,799)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Acquired in-process research and development ....          --        2,500           --
   Depreciation and amortization ...................       1,939        3,564        5,313
   Provision for doubtful accounts .................           4        4,618        2,382
   Deferred income taxes ...........................       1,587      (16,377)          --
   Accrued interest on short-term investments ......        (393)        (128)          14
   (Gain) loss on disposal of property and
        equipment...................................          27           (6)          91
   (Gain) loss on disposal of other shares .........          --          658           (6)
   Write-down of other shares ......................           3        1,000           --
   Write-down of property and equipment ............          --          109        1,164
   Changes in operating assets and liabilities:
     Accounts receivable ...........................      (2,099)      (3,341)         696
     Accrued receivables and prepaid expenses ......      (1,715)       1,739         (543)
     Income taxes ..................................        (387)        (241)          26
     Other assets ..................................      (1,735)          39         (537)
     Accounts payable ..............................         989          355       (1,414)
     Accrued expenses and other current liabilities        4,511        5,327       (6,149)
     Accrued payroll and employee benefits and
         deferred revenue ..........................       2,673         (892)       3,530
     Accrued pension liability .....................         437          537          640
                                                       ---------    ---------    ---------
   Net cash flows provided by (used in)
    operating activities ...........................      15,234      (35,798)     (17,592)
                                                       ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of short-term investments ...............    (278,637)    (187,800)    (128,577)
  Proceeds from sale of short-term investments .....     219,475      232,495      133,590
  Additions to property and equipment ..............      (3,605)      (4,694)      (4,502)
  Payment for Ceratina .............................      (1,025)        (178)        (658)
  Payment for Abalon ...............................          --       (9,500)          --
  Proceeds from sale of property and equipment .....         246          128           80
  Proceeds from sale of other shares ...............          --            1            6
  Collection of notes receivable ...................         695           --          456
                                                       ---------    ---------    ---------
   Net cash flows provided by (used in)
    investing activities ...........................     (62,851)      30,452          395
                                                       ---------    ---------    ---------
Cash flows from financing activities:
  Net payments under lines of credit ...............          --         (828)          --
  Proceeds from notes payable ......................       1,539           --           --
  Payments on notes payable ........................        (213)        (362)        (534)
  Principal payments on capital lease obligations ..        (434)        (564)         (61)
  Issuance of Common Stock .........................      79,887        1,850          843




  Repurchase and retirement of Common Stock ........                   (6,270)          --
  Other ............................................        (203)      (1,219)         374
                                                       ---------    ---------    ---------
   Net cash flows provided by (used in) financing
      activities ...................................      80,576       (7,393)         622
                                                       ---------    ---------    ---------
Translation differences on cash and cash
  equivalents ......................................           0         (178)        (454)
                                                       ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents      32,959      (12,917)     (17,029)
Cash and cash equivalents at beginning of year .....       9,023       41,982       29,065
                                                       ---------    ---------    ---------
Cash and cash equivalents at end of year ...........   $  41,982    $  29,065    $  12,036
                                                       =========    =========    =========

Supplemental disclosures of cash flow information: Cash paid during the year for:
  Interest .........................................   $     189    $     220    $      62
                                                       =========    =========    =========
  Income taxes .....................................   $     689    $     741    $     505
                                                       =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organization

      Industri-Matematik International Corp. ("IMIC"), a Delaware corporation, and its subsidiaries (collectively, "Company"), develop, market, implement, and support client/server supply chain and customer relationship management software. The Company's primary software products have been designed to provide for the complex and high throughput order fulfillment requirements of manufacturers, distributors, and wholesalers and their customer relationships. IMIC has operating subsidiaries located and primarily conducts business in the United States, Sweden, the United Kingdom, the Netherlands, Australia, Canada, and Germany.

      IMIC was formed on May 1, 1995 as the parent of Industri-Matematik AB ("IMAB"), a company domiciled in Sweden, pursuant to a corporate reorganization. The reorganization was effected by issuing all the shares of IMIC's stock to the stockholders of IMAB based upon the number and class of shares of IMAB owned by each in exchange for all of the outstanding stock of IMAB. The reorganization was accounted for in a manner similar to a pooling-of-interests.

2. Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of IMIC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

      License revenues represent sales of the Company's software. Service revenues represent sales from consulting implementation and training services. Annual maintenance and support revenues consist of ongoing support and sales of product updates. Other revenues primarily represent hardware sales.

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

      In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-9, "Software Revenue Recognition with Respect to Certain Arrangements" ("SOP 98-9"). SOP 98-9 requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 did not have a material effect on the Company's consolidated financial position or results of operations.

      Under the terms of the Company's License Agreements and Professional Service Agreements, in general the only warranties provided are that the software will function in accordance with the applicable software documentation by a specified date. As these warranties are effective for a very limited time period and historically the Company has not had any significant warranty claims, the Company's policy has been to record no warranty provision upon the recognition of license revenues. In addition, due to the Company's insignificant product returns and price adjustments in past years, no provision is made for product returns and price adjustments upon recognition of software license revenues. During the year ended April 30, 1999, the Company experienced an increase in claims relating to services performed under Professional Services Agreements that could be characterized as "warranty" type claims. The Company, reviewing on a project by project basis, provides for the cost of such claims by establishing project reserves. The Company will continue to evaluate the need for recording a warranty provision upon recognition of software license revenues and delivery of customer modification work.

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

Goodwill and Other Intangibles

      Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over a period of 10 years. (See Note 17.) Other intangibles are comprised of acquisition costs of developed technology, assembled workforce, and customer lists, amounting to $1,700,000, $700,000 and $1,700,000, respectively. Other intangibles are amortized using the straight-line method over a period of 5 years. Amortization of goodwill and other intangibles was $114,000, $486,000, and $1,383,000 for the years ended April 30, 1998, 1999, and 2000, respectively. Accumulated amortization of goodwill and other intangibles was $640,000, and $2,023,000 as of April 30, 1999 and 2000, respectively. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Long-lived assets

      In accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("FAS 121"), the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the year ended April 30, 2000, the Company determined that software acquired with a net book value of $1,164,000 was impaired and therefore written-off. No impairments have been identified with respect to the Company's other long-lived assets, which consist primarily of acquired intangible assets, computer equipment, furniture and fixtures, and leasehold improvements.

Foreign Currency Translation

      The functional currency of IMIC's foreign subsidiaries is the applicable local currency. The translation from the respective foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in miscellaneous income (expense). For the years ended April 30, 1998, 1999 and 2000 foreign exchange gains (losses) of ($121,000), $163,000, and
$136,000, respectively, were recorded by the Company.

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

      A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, the German mark, the Dutch guilder, the French franc, the Australian dollar, and the Canadian dollar. The Company incurs a significant portion of its expenses in Swedish krona, including a significant portion of its product development expenses and a substantial portion of its general and administrative expenses. As a result, appreciation of the value of the Swedish krona relative to the other currencies in which the Company generates revenues, particularly the U.S. dollar, could adversely affect operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate.

      License and service and maintenance revenues related to the Company's software products have represented a substantial portion of the Company's revenues in recent years and are expected to continue to represent a substantial portion of the Company's revenues in the future. The Company's success depends on continued market acceptance of its VIVALDI suite of software (which incorporated the components of its System ESS software) and services as well as the Company's ability to introduce new versions of software or other products to meet the evolving needs of its customers.

Cash, Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid, low risk debt instruments purchased with maturity dates of three months or less from the date of purchase to be cash equivalents. Cash equivalents are stated at fair market value, which approximates cost, based on quoted market prices. The Company's short-term investments comprise fixed income securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its short-term investments in fixed income securities as available-for-sale securities, which are carried at their fair value based upon the quoted market prices of those investments at April 30, 1999 and 2000. Accordingly, the change in unrealized gains and losses with respect to these securities is recorded as a direct increase or decrease in stockholders' equity, net of deferred income tax, if any. (See Note 3.)

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

Comprehensive Income

Effective May 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. "Comprehensive income" includes foreign currency translation gains and losses that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income on its consolidated statements of stockholders' equity.

Net Income (Loss) Per Share

      Net income (loss) per share amounts have been computed in accordance with SFAS No. 128, "Earnings per Share". For each of the periods presented, net income (loss) per share amounts were computed based on the weighted average number of shares of common stock outstanding during the period. Net income
(loss) per share - assuming dilution amounts were computed based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computation of net loss per share-assuming dilution for the year ended April 30, 1999 and 2000, does not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for those fiscal years.

      For each of the periods presented, income available to common shareholders (the numerator) used in the computation of net income (loss) per share was the same as the numerator used in the computation of net income (loss) per share assuming dilution. A reconciliation of the denominators used in the computations of net income (loss) per share and net income (loss) per share assuming dilution is as follows:



                                                    Year Ended April 30,
                                               1998         1999         2000
Weighted average shares outstanding .....   30,208,852   32,431,260   31,671,870
Effect of dilutive stock options ........      611,678           --           --
                                            ----------   ----------   ----------
Adjusted weighted average shares
outstanding assuming dilution ...........   30,820,530   32,431,260   31,671,870
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

Income taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized, to the differences between the financial statement carrying amount and the tax bases of existing assets and liabilities. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. The statement also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.

Effect of Recent Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000 and June 2000. The Company is required to adopt the provisions of SAB 101 in the fourth quarter of fiscal 2001. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. However, the Company does not expect the adoption of SAB 101 to have a material impact to its financial position.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("FAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"). FAS 137 delayed the effective date of FAS 133 to be effective for fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes that this statement will not have an impact on the financial position, results of operations, or cash flows, as the Company does not hold any derivative instruments or engage in hedging activities at the present time.

         On April 3, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". FIN 44 specifically answers twenty-nine questions on the implementation of APB 25 that were derived from a survey of members of the Emerging Issues Task Force and the task force on stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after December 15, 1998. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1,

2000. Management is currently evaluating the impact, if any, the Interpretation will have on the Company's financial position or results of operations.

3. Short-term investments

      Short-term investments are comprised of fixed income securities which are classified as available-for-sale securities. As of April 30, 2000 the Company had two Federal Agency securities with an amortized cost of $9,959,000 and $9,862,000 which approximated fair value. The Federal Agency securities mature within one year. As of April 30, 1999, the Company had one Federal Agency security with an amortized cost of $24,848,000 which approximated fair value. During the years ended April 30, 1999 and 2000, maturities of fixed income securities resulted in aggregate proceeds of $232,495,000 and $133,590,000, respectively.

4. Accounts Receivable Allowance for Doubtful Accounts

      The following table provides a summary of the activity in the accounts receivable allowance for doubtful accounts for the years ended April 30, 1998, 1999, and 2000:


                                                    Year Ended April 30,
                                              1998           1999         2000
                                                      (in thousands)
Balance at beginning of period .......      $   205       $   210       $ 4,883
Acquisition of Abalon ................           --            58            --
Charged to expense ...................          336         5,128           845
Deductions ...........................         (331)         (513)       (3,242)
                                            -------       -------       -------
Balance at end of period .............      $   210       $ 4,883       $ 2,486
                                            =======       =======       =======

The allowance for doubtful accounts increased to $4,883,000 at April 30, 1999, from $210,000 at April 30, 1998, primarily as a result of disputes with two customers. The allowance for doubtful accounts decreased to $2,486,000 at April 30, 2000, as a result of settling an a dispute with a particular customer. A significant portion of the amount remaining in the reserve for doubtful accounts relates to an ongoing dispute with another customer.

5. Property and Equipment

      Property and equipment is recorded at cost, less accumulated depreciation. Property and equipment consists of:


                                                                April 30,
                                                           1999           2000
                                                             (in thousands)
Computer equipment .................................     $ 10,105      $ 10,741
Furniture and fixtures .............................        3,637         4,605
Automobiles ........................................          267            11
Leasehold improvements .............................          745           893
Software acquired ..................................          235         2,443
                                                         --------      --------
                                                           14,989        18,693
Less accumulated depreciation and amortization .....       (8,307)      (12,098)
                                                         --------      --------
                                                         $  6,682      $  6,595
                                                         ========      ========

      Included in property and equipment are assets leased under capital lease obligations as follows:


                                                               April 30,
                                                         1999             2000
                                                            (in thousands)
Computer equipment ...........................         $   383              364
Furniture and fixtures .......................             372              369
Automobiles ..................................             232               --
Leasehold improvements .......................              --               --
                                                       -------          -------
                                                           987              732
Less accumulated amortization ................            (823)            (721)
                                                       -------          -------
                                                       $   164          $    11
                                                       =======          =======

      The amortization expense on capital leases amounted to $438,000, $240,000, and $59,000 for the years ended April 30, 1998, 1999, and 2000, respectively.

6. Income Taxes

      Income (loss) from continuing operations before income taxes was distributed geographically as follows:


                                                  Year Ended April 30,
                                           1998            1999          2000
                                                      (in thousands)
Domestic ....................            $ 1,850        $(29,977)      $(1,714)
Foreign .....................             10,305         (21,704)      (21,085)
                                         -------         -------      --------
   Total ....................            $12,155        $(51,681)     $(22,799)
                                         =======         =======      ========

      Components of the provision (benefit) for income taxes are as follows:

                                                        Year Ended April 30,
                                                      1998       1999      2000
                                                          (in thousands)
Current:
Federal ...........................................  $  731      $722        --
State .............................................     337        --        --
Foreign ...........................................      43        45        --
                                                     ------    ------    ------
   Total current provision ........................   1,111       767        --
                                                     ------    ------    ------
Deferred:
Federal ...........................................  $    5   $(8,333)       --
State .............................................      22    (2,488)       --
Foreign............................................   1,624    (6,368)       --
                                                     ------    ------    ------
 Total deferred provision (benefit) ...............   1,651  $(17,189)       --
                                                     ------    ------    ------
  Total provision (benefit) for income taxes ......  $2,762  $(16,422)       --
                                                     ======    ======    ======

The approximate tax effects of temporary differences which give rise to net deferred taxes are:




                                                                        April 30,
                                                                       1999      2000
                                                                       (in thousands)
Deferred income taxes, non-current asset
      Net operating loss carryforwards ..........................   $ 18,826    $ 27,393
      Allowance for doubtful accounts ...........................      1,844       1,059
      Write-off of acquired in-process research and development .        850          --
      Project reserve ...........................................        755          --
      Depreciation ..............................................         --         264
      Timing difference reserve (Sweden) ........................        (94)        (35)
      Other .....................................................       (234)     (1,161)
                                                                    --------    --------
      Total deferred income taxes, noncurrent asset .............     21,947      27,520
      Valuation allowance .......................................     (5,905)    (12,000)
                                                                    --------    --------
Total net deferred income taxes, non-current asset ..............   $ 16,042    $ 15,520
                                                                    ========    ========

      A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory rates is as follows:


                                                          Year Ended April 30,
                                                 1998               1999                 2000
                                                            (in thousands)
    Statutory rate ................     $ 4,133        34%   $(17,572)      (34%)  $(7,752)     (34%)
    Valuation of temporary
     differences ..................     (1,037)        (8)      2,613         4      5,994       26
    Deferred revenues .............         --         --      (1,642)       (3)        --       --
    Foreign taxes .................       (586)        (5)        848         2        902        4
    Other .........................        252          2        (669)       (1)       856        4
                                       -------    -------     -------   -------    -------      ---
    Effective tax rate ............    $ 2,762         23%   $(16,422)      (32)%       --       --
                                       =======    =======     =======   =======    =======      ===

There was no provision (benefit) for income taxes for the year ended April 30, 2000, as the Company decided to apply a full valuation allowance to net deferred tax assets generated after April 30, 1999. At April 30, 2000, the Company's deferred tax asset amounted to $27,520,000 of which $27,393,000 related to net operating loss carryforwards and $127,000 related to other temporary differences. Of the net operating loss carryforwards, $14,078,000 were incurred in the United States and $8,934,000 were incurred in Sweden. The net operating loss carryforwards, of which substantially all were incurred during the years ended April 30, 1999 and 2000, may be carried forward to offset future income up to 15 years in the United States and indefinitely in Sweden. In light of this long period of time during which the Company may carry forward its tax losses and the fact that future operating results will depend on numerous factors, including the growth of the supply chain and customer management software market, and the market acceptance of the Company's products, management assessed that $12,000,000 was an adequate valuation allowance against the net deferred tax asset recorded at April 30, 2000. Realization of the net deferred tax asset (net of recorded valuation allowance) is dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

The sale of common stock by Company employees who participate in the Company's stock compensation plans created disqualifying dispositions that resulted in reductions to income taxes currently payable and a corresponding increase to additional paid-in capital totaling $787,000 and $74,000 for the years ended April 30, 1998 and 1999, respectively.


7. Borrowings

Notes payable includes the following:



                                                                 April 30,
                                                            1999          2000
                                                              (in thousands)
Collateralized credit facility (weighted average
interest rate 9.02% and 9.01% at April 30, 1999 and 2000    $   837     $   303
Less current portion .................................         (534)       (303)
 ......................................................     -------     -------
Notes payable ........................................      $   303     $    --
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

8. Accrued Expenses and Other Current Liabilities



                                                                April 30,
                                                         1999              2000
                                                            (in thousands)
Accrued purchases ............................          $ 3,768          $ 2,775
Project reserves..............................            2,283            1,229
Accrued consultancy ..........................            1,106            1,334
Accrued restructuring costs ..................            2,517              257
Accrued pension taxes ........................              616              593
Restructuring cost Abalon ....................              682               61
Value-added tax ..............................              674              259
Employee withholding taxes ...................              804              622
Income tax payable ...........................               25              156
Additional consideration for Ceratina.........               --              241
Other.........................................              378              451
                                                        -------          -------
                                                        $12,853          $ 7,978
                                                        =======          =======


Project reserves consist of charges to be incurred bringing projects to implementation, some of which will not be billed and some of which will be billed at a discount.

9. Accrued Payroll and Employee Benefits



                                                                April 30,
                                                          1999             2000
                                                             (in thousands)
Accrued commissions ..........................           $  364           $  563
Accrued payroll taxes ........................            1,398            1,212
Accrued vacation pay .........................            2,052            1,733
Accrued salaries and bonus ...................            1,819            1,364
Accrued pension expenses .....................              321              599
Debt for ESPP ................................              279              219
Other ........................................               10               12
                                                         ------           ------
                                                         $6,243           $5,702
                                                         ======           ======


10. Employee Benefit Plans

      The Company provides retirement benefits for substantially all employees in the United States and in foreign locations. In the U.S., the U.K., and the Netherlands, the Company sponsors defined contribution plans. In addition, IMAB has a supplemental defined contribution plan for certain key management employees.

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


                                                          Year Ended April 30,
                                                        1998      1999      2000
                                                             (in thousands)
Service cost .....................................      $241      $386      $489
Interest cost ....................................       192       140       142
Amortization of actuarial net loss ...............        11        15         8
Amortization of transition obligation ............         3         3         3
                                                        ----      ----      ----
Net periodic benefit cost ........................      $447      $544      $642
                                                        ====      ====      ====


The following table sets forth the change in the benefit obligation for IMAB's defined benefit plan in Sweden:



                                                                 April 30,
                                                            1999          2000
                                                              (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year .......     $ 2,642      $ 2,896
Service cost .........................................         386          489
Interest cost ........................................         140          143
Actuarial (gain) loss ................................         (35)        (231)
Benefits paid ........................................          (8)          (8)
Effect of foreign currency exchange rates ............        (229)        (195)
                                                           -------      -------
Benefit obligation at end of fiscal year .............     $ 2,896      $ 3,094
                                                           =======      =======


    The following table shows the plan's funded status and amounts recognized in the consolidated balance sheet:



                                                                 April 30,
                                                             1999         2000
                                                              (in thousands)
Actuarial present value of benefit obligation:
Funded status ........................................     $(2,896)     $(3,094)
Unrecognized actuarial loss ..........................         407          154
Unrecognized transition obligation ...................          13           10
                                                           -------      -------
Accrued benefit cost .................................     $(2,476)     $(2,930)
                                                           =======      =======


      The following assumptions were used to determine the IMAB's obligation under the Swedish plan:



                                                     Years Ended April 30,
                                              1998           1999           2000
Discount rate .....................           5.5%           5.0%          5.75%
Salary increase ...................           3.0%           2.5%          3.00%
Inflation .........................           2.0%           1.5%          2.00%


Defined Contribution Plans

      Contributions by the Company relating to its defined contribution plans for the years ended April 30, 1998, 1999, and 2000 were $815,000, $1,318,000, and $2,051,000, respectively.

11. Capital Lease Obligations



                                                                   April 30,
                                                               1999        2000
                                                                (in thousands)
Obligations under capital leases, imputed interest
rates of 17.6%-20.0% in 1999, terms vary from
  27 to 36 months, collateralized by the underlying assets     $ 110         --
Less current portion .....................................      (110)        --
                                                               -----      -----
Capital lease obligations ................................     $  --         --
                                                               =====      =====


      As of April 30, 2000 there are no future minimum payments under noncancellable capital leases scheduled to be paid during the fiscal year ending April 30, 2001, or the fiscal years thereafter.

12. Stockholders' Equity

      The IMIC's Amended and Restated Certificate of Incorporation as in effect on April 30, 2000, authorizes (i) 15,000,000 shares of preferred stock ("Preferred Stock") with a par value of $0.01 and (ii) 75,000,000 shares of Common Stock with a par value of $0.01 of which 12,500,000 shares have been designated as Class B Common Stock. No shares of Preferred Stock or Class B Common Stock were outstanding at April 30, 2000. Holders of Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock have no voting rights. All holders of Common Stock and Class B Common Stock are entitled to receive dividends in the same amount per share.

      All outstanding shares of Convertible Preferred Stock were converted into Common Stock (20%) and Class B Common Stock (80%) on the date of the initial public offering during the fiscal year ended April 30, 1997. All outstanding shares of Class B Common Stock were converted into Common Stock on the date of the secondary public offering during the fiscal year ended April 30, 1998.

      As of April 30, 1998, 1999, and 2000, total stockholders' equity includes an amount of SEK 40,800,000 (approximately U.S. $6,000,000) in IMAB which is restricted as to usage according to Swedish Company Law. The amount only can be used to cover a net deficit, for an increase in share capital, or for other uses as agreed by the courts.

      During the year ended April 30, 1999, IMIC repurchased and retired 1,838,766 shares of Common Stock at an aggregate cost of $6,262,000.

13. Stock Compensation Plans

Stock Option Plans

      In May 1995, IMIC adopted the Industri-Matematik International Corp. Stock Option Plan ("1995 Plan"), and in October, 1998, IMIC adopted the Industri-Matematik International Corp. 1998 Stock Option Plan ("1998 Plan")(the 1995 Plan and 1998 Plan, collectively, "U.S. Plans"). The U.S. Plans provide for grants of incentive stock options to key employees (including officers and employee directors) of the Company and non-incentive stock options to key employees and members of IMIC's Board of Directors, consultants, and other advisors of the Company who are not employees. The maximum term for either form of option is ten years, and the options which have been granted have had vesting periods of three to five years. A total of 3,000,000 shares of Common Stock were reserved for future issuance under the 1995 Plan, of which 594,018 were available for grant as of April 30, 2000, and a total of 3,000,000 shares of Common Stock were reserved for future issuance under the 1998 Plan, of which

656,550 were available for grant as of April 30, 2000.

      IMIC's Board of Directors believes that all stock options were granted with an exercise price equal to or exceeding the fair value of IMIC's Common Stock on the date of the grant, based on the facts, circumstances, and limitations existing at the time of their determinations.

The following is a summary of option transactions and exercise prices as it relates to the U.S. Plans:



                                                                    Weighted
                                                                     Average
                                   Shares       Price per share  Exercise Price
Outstanding at April 30, 1997    1,044,475      $ 2.00 - $ 9.00     $ 3.43

     Granted..............         577,500      $11.06 - $31.22     $20.74
     Exercised............        (618,484)     $ 2.00 - $ 9.00     $ 2.28
     Terminated...........        (363,993)     $ 2.00 - $20.38     $ 7.80
                                 ---------
Outstanding at April 30, 1998      639,498      $ 2.00 - $31.22     $17.68

     Granted..............       3,236,000      $2.00 - $ 14.88     $ 6.15
     Exercised............         (11,000)     $9.00 - $ 11.13     $10.15
     Terminated...........        (688,000)     $2.00 - $ 31.22     $16.16
                                 ---------
Outstanding at April 30, 1999    3,176,498      $2.00 - $ 26.38     $ 6.30
                                 ---------
     Granted..............       1,510,700      $1.91 - $ 12.25     $ 3.34
     Exercised............         (99,597)     $2.00 - $ 11.06     $ 3.54
     Terminated...........        (602,751)     $1.91 - $ 20.38     $ 6.12
                                 ---------
Outstanding at April 30, 2000    3,984,850      $1.91 - $ 26.38     $ 5.27
                                 ---------
Vested at April 30, 2000           807,849      $2.00 - $ 26.38     $ 5.31
                                 =========


The following table summarizes information concerning outstanding and exercisable options as of April 30, 2000.


                         Options Outstanding
 -------------------------------------------------------------------
                                     Weighted Average                     Options Exercisable
                           -----------------------------------------   -------------------------
                                                                                     Weighted
                           Number of  Remaining Life                   Number of      Average




Range of Exercise Prices    Options       (Years)     Exercise Price    Options    Exercise Price
- ------------------------   ---------  --------------  --------------   ---------  --------------
    $  1.91 - $ 4.00        2,076,950          9.2         $ 2.77        393,249       $ 2.02
    $  5.06 - $ 6.00        1,377,400          8.4         $ 5.93        253,600       $ 5.93
    $  7.88 - $ 9.56          157,000          6.7         $ 9.01         78,000       $ 8.97
    $ 11.06 - $15.38          353,500          8.0         $14.74         75,000       $14.79
    $ 20.38 - $26.38           20,000          7.6         $22.81          8,000       $22.81
- ----------------------   ----------        -----        -------        -------      -------
    $  1.91 - $26.38        3,984,850          8.7         $ 5.27        807,849       $ 5.31
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

      Under the Restricted Stock Program the total number of shares sold were 1,256,985 at a weighted average price of $2.09 per share for total proceeds of $2,626,000 during the year ended April 30, 1996. During the year ended April 30, 1997, 49,995 shares sold pursuant to the Restricted Stock Program were repurchased from one shareholder for $237,476. During the year ended April 30, 1998, 325,000 shares were sold at a weighted average price of $14.38 per share for total proceeds of $4,672,000. During the year ended April 30, 1999, 65,000 were sold at a price of $6.00 per share for total proceeds of $390,000. No shares were sold in fiscal 2000.

      Under the terms of the Restricted Stock Program, SFC has an option to repurchase the shares issued to each employee provided it pays an annual option premium. The exercise price to be paid by SFC upon exercise of a purchase option is the fair market value, provided that if the option to purchase is exercised prior to the end of a stated period, then the exercise price is the initial purchase price for a percentage of the shares after the first anniversary of the option agreement, generally decreasing by 20% each subsequent year and the exercise price for the balance of the shares is fair market value. The annual option premium paid by SFC is at a rate substantially equal to the interest due on the non-recourse promissory note. If it exercises an option, SFC has the right and obligation to apply against the payment of any principal due on the employee's promissory note any amounts payable by SFC to the recipient of the shares as the exercise price under the Option Agreement. The individual employee has no personal obligation under the note; liability is limited to the shares sold. During fiscal 2000, pursuant to the foregoing provisions, a former employee sold the shares he acquired and applied the proceeds to his note, and the balance of the note was cancelled.

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

Employee Stock Purchase Plan

      Effective February 26, 1997, IMIC adopted the Industri-Matematik International Corp. 1997 Employee Stock Purchase Plan ("ESPP") to provide eligible employees an opportunity to purchase shares of IMIC Common Stock at a discount from market value through payroll deductions and other contributions. 600,000 shares were reserved initially for purchase pursuant to the ESPP, and in December, 1998, the Board of Directors reserved an additional 600,000 shares (subsequently ratified by the shareholders). The ESPP establishes purchase periods of up to 23 months and two 6-month accrual periods per calendar year commencing each January 1 and July 1. On the last day of each accrual period, participant account balances are used to purchase shares of Common Stock at the lesser of 85% of the fair market value of the Common Stock on such date or on the first day of the purchase period. No participant may purchase more than 500 shares in any accrual period or shares having a value in excess of $21,250 in any calendar year. Employees purchased 344,562 and 234,784 shares at an average price of $5.02 and $2.04 per share under the ESPP during the years ended April 30, 1999 and 2000, respectively.

      As permitted by the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for the stock options or for purchases under the ESPP. If compensation cost for stock option plans and its ESPP had been determined based on the fair value at the grant dates as defined by SFAS No. 123, the Company's pro forma net income and earnings per share would have been as follows:



                                                   Year ended April 30,
                                                1998          1999      2000
                                           (in thousands, except per share data)




Net income (loss)          As reported.....  $   9,393   $(35,259)     $(22,799)
                           Pro forma.......      7,857    (38,326)      (27,881)

Net income (loss) per      As reported.....  $    0.30   $  (1.09)     $  (0.72)
share - assuming dilution  Pro forma.......       0.25      (1.18)        (0.88)


      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the years ended April 30, 1998, 1999, and 2000:



                                                     Year Ended April 30,
                                               1998          1999          2000
Expected term ........................            5             5             5
Volatility factor ....................         86.5%         91.5%        90.0%
Risk-free interest rate ..............         5.89%         5.16%        5.95%
Dividend yield .......................         0.00%         0.00%        0.00%
Fair value ...........................       $14.78        $ 4.47       $ 2.44


      Shares issued under the ESPP were valued at the difference between the market value of the stock and the discounted purchase price of the shares on the date of purchase. The date of grant and the date of purchase coincide for this plan.

      The weighted average fair value of shares issues to employees under the ESPP was $2.19, $1.88, and $0.67 during the years ended April 30, 1998, 1999, and 2000 respectively.

14. Commitments and Contingencies

Operating leases

      The Company leases office facilities and certain office equipment under various noncancelable operating lease agreements.

      Aggregate future minimum lease payments under noncancelable operating leases are as follows as of April 30, 2000:



                                                    Future minimum payments
Year Ending April 30,                                  on operating leases
                                                          (in thousands)
2001...............................................         $  7,906
2002...............................................            6,720




2003 ..............................................            5,816
2004...............................................            4,263
2005...............................................            2,191
Thereafter.........................................            5,951
                                                            --------
Total future minimum lease payments                         $ 32,847
                                                            ========


      Total rent expense under the leases was $4,557,000, $7,030,000, $7,904,000 for the years ended April 30, 1998, 1999, and 2000, respectively.

      The Company is liable to pay social fees on the gains in connection with the exercise of the Company's stock options by it's employees in Sweden. The amount of the future liability is dependent upon the number of options exercised and the market price. Social fees in Sweden are approximately 33 percent.

Litigation

      In February, 1999, a class action lawsuit was commenced by service of a complaint against the Company, certain of its officers, directors, and controlling shareholders who sold shares of Common Stock during the class period, and its underwriters claiming violations of the Federal securities laws. The complaint was recently dismissed, but the plaintiff has the right to serve a new complaint and/or to appeal. No answer to the complaint was filed. In May, 1999, the Company initiated an Arbitration in Denmark against a Danish licensee of System ESS seeking damages for breach of contract. This licensee has claimed damages against the Company for breach of contract. While management believes these actions to be without merit, an unfavorable outcome in any of these or any other actions which may be brought against the Company may have a material adverse affect upon the Company's business, operating results, and financial condition.

15. Relationship with Oracle

In January 1997, the Company entered into the Oracle Agreement pursuant to which the parties agreed for a term which ended in fiscal 2000 to jointly market and license the Oracle Solution Suite, which incorporated the Company's System ESS software, certain Oracle software, and other complementary software of third parties. Oracle paid the Company a percentage of the total license fees that Oracle received from customers for System ESS. The Company supports its System ESS software. In addition, the Company and Oracle are presently negotiating with customers of the Oracle Solution Suite to permit the Company to support another component of such suite. For the years ended April 30, 1998, 1999, and 2000, 53%, 20%, and 0%, respectively, of the Company's license revenues and 39%, 29%, and 12%,respectively, of the Company's total revenues was derived from customers introduced to the Company by Oracle.

16. Segment Information

Effective April 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supersedes previously issued segment reporting disclosures and requires reporting of segment information that is consistent with the way in which management operates the Company. The adoption of SFAS 131 did not have any impact on the Company's financial position or the results of operations. The segment disclosures presented for prior years have been restated to conform with the presentation adopted for the current fiscal year.

The Company operates in one industry segment, the design, development, marketing, licensing, and support of client/server application software. The Company is managed on a geographic basis and the Company's management evaluates the performance of its segments and allocates resources to them based upon income (loss) from operations. Income (loss) from operations for the geographic segments excludes general corporate expenses and product development costs. The majority of software development occurs in Sweden although the Company maintains some development facilities in the United States. Product development costs and general corporate expenses are reported in the Corporate segment. Assets by reportable segment are not disclosed since the Company's management does not review segmented balance sheet information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment data includes intersegment revenues.

The table below presents information about the Company's reportable segments:



                                                      Year Ended April 30,
                                                 1998         1999        2000
                                                        (in thousands)
Revenues:
     United States ........................   $ 56,174     $ 40,256    $ 28,859
     Sweden ...............................     24,546       32,262      32,083
     United Kingdom .......................     10,167        9,535       6,051
     Netherlands ..........................      2,125        1,350       5,159
     Germany ..............................         22          964         346
     France ...............................        350         (374)          0
     Australia ............................      1,010        2,387       2,198
     Intercompany .........................        117          (69)       (137)
     Corporate ............................        873          657         466
                                              --------     --------    --------
     Total revenues                           $ 95,384     $ 86,968    $ 75,025
                                              ========     ========    ========

Income (loss) from operations:
     United States ........................   $ 24,697     $(12,002)    $ 4,371
     Sweden ...............................      5,898        5,160       3,275




     United Kingdom .......................      1,621       (2,061)     (1,011)
     Netherlands ..........................       (563)      (2,358)        775
     Germany ..............................     (1,839)        (972)       (754)
     France ...............................       (205)      (1,699)        (69)
     Australia ............................       (238)        (648)        634
     Canada ...............................        (24)        (558)        (24)
     Intercompany .........................        153       (2,376)       (252)
     Corporate ............................    (20,426)     (37,554)    (31,766)
                                              --------     --------    --------
     Total income (loss) from operations      $  9,074     $(55,068)   $(24,821)
                                              ========     ========    ========


Geographic data for revenues based upon customer location and long-lived assets (which consist of non-current assets other than goodwill and other intangible assets) were as follows:



                                                      Year Ended April 30,
                                                 1998         1999        2000
                                                       (in thousands)
Revenues:
     United States ........................   $ 53,545     $ 33,562    $ 26,650
     Sweden ...............................     13,519       21,809      20,567
     United Kingdom .......................      9,177       10,952       6,749
     Netherlands ..........................      5,155        2,249       5,634
     France ...............................        987          639         372
     Other Europe .........................      6,672        8,337      10,092
     Asia/Pacific .........................      6,329        2,400       2,665
     Rest of Americas .....................         --        7,020       2,296
                                              --------     --------    --------
     Total revenues                           $ 95,384     $ 86,968    $ 75,025
                                              ========     ========    ========

Long-lived assets:
     United States ........................    $ 2,464     $ 3,536     $  2,673
     Sweden ...............................      1,012       1,469        2,867
     United Kingdom .......................        771         894          574
     Netherlands ..........................        387         346          208
     Germany ..............................         37          60           51
     France ...............................         67         100           86
     Australia ............................        273         277          136
                                              --------    --------     --------
     Total long-lived assets                   $ 5,011     $ 6,682     $  6,595
                                              ========    ========     ========


Major customers

      For the years ended April 30, 1999 and 2000, the Company had no single customer with sales comprising more than 10% of total revenues. For the year ended April 30, 1998, the Company recorded revenues from one customer, Oracle, which comprised 15% of total revenues, comprising sales of integration services in connection with the Oracle Agreement referred to in Note 15 above.

17. Acquisitions

Acquisition of Abalon

On December 31, 1998, the Company acquired all of the outstanding shares of Abalon AB ("Abalon"), a software provider of customer relationship management solutions. The allocable purchase price amounted to $10,704,000, of which $9,500,000 was paid in cash to the seller and $1,204,000 represented acquisition costs and additional purchase acquisition liabilities related to the anticipated costs of integrating Abalon into the Company. The acquisition was accounted for as a purchase and accordingly, the net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the approximate allocation of the purchase price, in thousands:



In-process research and development                                    $  2,500
Other intangibles                                                         1,700
Assembled workforce                                                         700
Customer list                                                             1,700
Goodwill                                                                  4,464
Net assets                                                                 (360)
                                                                       --------
Total allocable purchase price                                         $ 10,704
                                                                       --------


Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over a period of 10 years. Other intangibles, acquisition costs of development technology, the assembled workforce, and customer lists of Abalon AB are amortized using the straight-line method over a period of 5 years.

As determined by a third-party appraisal, $2,500,000 related to acquired in-process research and development was charged against income during the year ended April 30, 1999, as the underlying research and development projects had not yet reached technological feasibility. The acquired in-process research primarily consisted of future technology projects carried out by Abalon with a goal of creating an architecture/framework upon which all Abalon software products would be built. The architecture supports the criteria of applications that can operate in a global business environment, are highly customizable in all areas from user interface to database schema, and allow real plug and play between components created by customers. The open architecture, the focus on reusable components, and the plug and play abilities provide customization and legacy integration.

Management concluded that, for each project, as of the valuation date, the technical hurdles related to developing the features and functions could cause delays in, and potentially preclude, the successful completion of the in-process research and development. Given the very specific nature of design and system protocols, management determined that there were no alternative economic uses for the acquired research and development outside of those originally envisioned by its developers.

In order to determine the value of Abalon's in-process research and development, the income approach was employed. The discounted cash flow method of the income approach measures the current value of an asset by calculating the present value of future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at the rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The discount rate selected is generally based on rates of return from alternative investments.

Additional purchase liabilities recorded in connection with anticipated integration costs included $549,000 for severance and related costs and $433,000 for costs associated with the shut down and consolidation of certain acquired facilities. As of April 30, 2000, the remaining liabilities for these costs were $43,000 and $18,000, respectively. The Company expects to complete the integration in the year ending April 30, 2001.

The Company's consolidated financial statements include the results of Abalon from January 1, 1999.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of Abalon had taken place at the beginning of each fiscal year:



                                                               Year ended
                                                                April 30,
                                                          1998           1999
                                                          ----           ----
                                                             (unaudited)
(in thousands, except per share data)
Revenues                                               $ 102,841       $ 91,224
Income (loss) before income taxes                      $  10,800       $(53,997)
Net income (loss)                                      $   8,486       $(36,682)




Pro forma net loss per share - assuming
  dilution - attributable to Abalon                    $   (0.02)      $  (0.06)
Consolidated pro forma net income (loss)
per share - assuming dilution                          $    0.28       $  (1.13)


The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

18. Restructuring

During the fourth quarter of the year ended April 30, 1999, the Company incurred a $3,522,000 one-time restructuring charge in connection with a cost realignment plan. The plan involved closing sales offices in Australia, France, Singapore and Tarrytown, New York and making general staff reductions. The components of the charge included, in thousands:



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
                                                                          ======

Severance benefits of $2,699,000 were incurred in connection with the termination of 160 employees. All terminations and termination benefits were communicated to the affected employees prior to the fiscal year-end. A significant portion of the severance benefits were paid during the year ended April 30, 2000.

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

The following table presents the restructuring activity through April 30, 2000:


                       Accrual                                       Accrual
                        as of                Utilization               as of
                      April 30,                 of       Currency    April 30,




                        1999    Adjustment    accrual     effect      2000
                      -------   ----------   ---------   --------   --------
Severance benefits    $ 1,838    $     109    $ (1,693)  $     (7)    $  247
Lease obligations
  and terminations        535         (184)       (346)        (1)         4
Other                     144          118        (256)        --          6
                      -------   ----------   ---------   --------   --------
Total                 $ 2,517    $      43   $  (2,295)  $     (8)  $    257
                      =======   ==========   =========   ========   ========

19. Quarterly Information (Unaudited)

      Summarized quarterly consolidated financial information for 1999 and 2000 is as follows:



                                                           Quarter Ended
                                 July 31,  Oct. 31,  Jan. 31,    April 30,  July 31,   Oct. 31,   Jan. 31,    April 30,
                                  1998      1998       1999        1999      1999        1999       2000        2000
                                                      (in thousands, except per share data)
Total revenues                 $ 23,492   $ 23,338   $ 20,069   $ 20,069   $ 16,676  $ 18,288     $18,879    $21,182
Gross profit                      8,097        562      3,416      3,259      4,118     5,281       5,721      9,032
Net income (loss)                (3,782)   (10,956)    (8,926)   (11,595)    (7,347)   (6,850)     (5,893)    (2,709)
Earnings per Share                (0.11)     (0.33)     (0.28)     (0.36)     (0.23)    (0.22)      (0.19)     (0.09)
Weighted average number
  of shares                      32,976     32,874     32,042     31,834     31,535    31,604      31,636     31,790

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INDUSTRI-MATEMATIK INTERNATIONAL CORP.


July 28, 2000                 By: /s/ STIG G. DURLOW
                                 ------------------------------------
                                 Stig G. Durlow, Chairman, President,
                                 and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 28, 2000                           /s/ STIG G. DURLOW
                                        ---------------------------------------
                                        Stig G. Durlow, Principal
                                        Executive Officer, Director


July 28, 2000                           /s/ KARL ASP
                                        ---------------------------------------
                                        Karl Asp, Principal
                                        Financial and Accounting
                                        Officer


July 28, 2000                           /s/ JEFFREY A. HARRIS
                                        ---------------------------------------
                                        Jeffrey A. Harris, Director


July 28, 2000                           /s/ WILLIAM H. JANEWAY
                                        ---------------------------------------
                                        William H. Janeway, Director


July 28, 2000                           /s/ MARTIN LEIMDORFER
                                        ---------------------------------------
                                        Martin Leimdorfer, Director


July 28, 2000                           /s/ GEOFFREY W. SQUIRE
                                        ---------------------------------------
                                        Geoffrey W. Squire, Director

INDUSTRI-MATEMATIK INTERNATIONAL CORP.

LIST OF SUBSIDIARIES AT APRIL 30, 2000

AUSTRALIA
Industri - Matematik Pty Ltd

CANADA
Industri - Matematik of Canada Inc.

FRANCE
Industri - Matematik France SARL

GERMANY
Industri - Matematik GmbH

THE NETHERLANDS Industri - Matematik Nederland B.V.

SWEDEN
Abalon AB
Ceratina International AB
Ceratina Systems AB
Industri - Matematik AB

UNITED KINGDOM (1)
Enterprise Management System Limited (England and Wales)
Industri - Matematik Limited (England and Wales)

UNITED STATES (1)
Industri - Matematik American Operations, Inc. (Delaware)
Industri - Matematik Corp. (Delaware)
I - M Licensing Corp. (Delaware)
I - M North American Operations, Inc. (Delaware)
Software Finance Corp. (Delaware)
Software Research Corp. (Florida)

-----------
(1) Country or state of incorporation is indicated in parentheses.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements of Industri-Matematik International Corp. on Form S-8 (SEC file no. 333-19737), Form S-8 (SEC file no. 333-25407), Form S-8 (SEC file no.
333-81905), and Form S-8 (SEC file no. 333-92953) of our report dated July 28, 2000, on our audits of the consolidated financial statements of Industri-Matematik International Corp. as of April 30, 1999 and 2000, and for the years ended April 30, 1998, 1999 and 2000, which report is included in this Annual Report on Form 10-K.

Stockholm, Sweden, July 28, 2000

Ohrlings PricewaterhouseCoopers AB

By: /s/ ROBERT BARNDEN
    Robert Barnden