Form 10-Q
period 2000-07-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 2000-09-14
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

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

Class:                                   Outstanding July 31, 2000:

Common Stock ($.01 par value)                    31,986,528 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except share and per share data)

                                              4/30/00         7/31/00
                                            -----------     -----------
                                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents               $  12,036       $ 13,151
    Short-term investments                     19,821         18,739
    Accounts receivable, less allowance
      for doubtful accounts of $2,486
      and $2,431 at April 30, 2000, and
      July 31, 2000, respectively              20,176         11,825
    Contract receivables                        1,089          1,306
    Prepaid expenses                            2,727          2,470
    Income taxes receivable                       646            428
    Other current assets                          698            632
                                               ------         ------
          Total current assets                 57,193         48,551
                                               ------         ------
Non-current assets:
     Property and equipment, net                6,595          6,283
     Deferred income taxes                     15,520         15,381
     Goodwill and other intangible assets       8,359          7,956
     Other non-current assets                   1,265          1,038
                                               ------         ------
          Total non-current assets             31,739         30,658
                                               ------         ------
     Total assets                            $ 88,932       $ 79,209
                                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of notes payable            303            162
     Accounts payable                          2,031          1,448
     Accrued expenses and other
       current liabilities                     7,978          7,643
     Accrued payroll and employee benefits     5,702          4,339
     Deferred revenue                          8,529          4,752
                                              ------         ------
          Total current liabilities           24,543         18,344
                                              ------         ------
Long-term liabilities:
     Accrued pension liability                 2,930          2,975
                                              ------         ------
     Total long-term liabilities               2,930          2,975
                                              ------         ------
           Total liabilities                  27,473         21,319
                                              ------         ------
Stockholders' equity:
    Common Stock; voting, $.01 par value;
     62,500,000 shares authorized;
     31,839,229 and 31,986,528 shares
     issued and outstanding at
     April 30, 2000 and July 31,
     2000, respectively                          318            320
    Additional paid-in capital               124,310        124,624
    Accumulated deficit                      (52,771)       (56,251)
    Accumulated other comprehensive loss      (4,476)        (4,921)
    Notes receivable from stockholders        (5,922)        (5,882)
                                             -------        -------
       Total stockholders' equity             61,459         57,890
                                             -------        -------
Total liabilities and stockholders' equity  $ 88,932       $ 79,209
                                             =======        =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)
                                                THREE MONTHS ENDED
                                           7/31/99           7/31/00
                                       ---------------   ----------------
Revenues:
    Licenses                                $  1,645          $  4,132
    Services and maintenance                  14,820            12,430
    Other                                        211               431
                                             -------           -------
      Total revenues                          16,676            16,993
                                             -------           -------
Cost of revenues:
    Licenses                                     346               318
    Services and maintenance                  12,154             9,110
    Other                                         58               168
                                             -------           -------
      Total cost of revenues                  12,558             9,596
                                             -------           -------
      Gross profit                             4,118             7,397
                                             -------           -------
Operating expenses:
    Product development                        4,441             4,137
    Sales and marketing                        5,087             4,422
    General and administrative                 2,162             2,451
    Amortization of goodwill and
        other intangible assets                  346               376
                                             -------           -------
      Total operating expenses                12,036            11,386
                                             -------           -------
Loss from operations                          (7,918)           (3,989)
                                             -------           -------
Other income (expense):
    Interest income                              632               466
    Interest expense                             (28)               (6)
    Miscellaneous income (expense), net          (33)               49
                                             -------           -------
Loss before income taxes                      (7,347)           (3,480)
Benefit for income taxes                          --                --
                                             -------           -------

Net loss                                      (7,347)           (3,480)
                                             =======           =======

Net loss per share                           $ (0.23)          $ (0.11)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.23)          $ (0.11)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.



                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)
                                                 THREE MONTHS ENDED
                                              7/31/99        7/31/00
                                            -----------     -----------
Cash flows from operating activities:
Net loss                                      $ (7,347)       $ (3,480)

Adjustments to reconcile net loss
to net cash used in operating activities:
    Depreciation and amortization                1,225           1,184
    Provision for doubtful accounts                803             (54)
    Accrued interest on short-term
      investments                                  (55)             --
    Loss on disposal of property and equipment      (3)            (83)
    Changes in operating assets and liabilities:
        Accounts receivable                      5,268           8,214
        Contract receivables and
          prepaid expenses                        (779)            (43)
        Income taxes receivable                   (197)            197
        Other assets                              (215)            299
        Accounts payable                           451            (551)
        Accrued expenses and other
          current liabilities                   (2,454)           (287)
        Accrued payroll, employee benefits
          and deferred revenue                    (932)         (4,971)
        Accrued pension liability                   45             132
                                             ---------       ---------

Net cash provided by (used in)
    operating activities                        (4,190)            557
                                             =========       =========

Cash flows from investing activities:
      Purchase of short-term investments       (29,626)        (32,692)
      Proceeds from sale of short-term
        investments                             24,721          33,774
      Additions to property and equipment         (104)           (518)
      Payment for Ceratina                        (145)             --
      Proceeds from sale of property
        and equipment                               29               1
      Collection of notes receivable                --              40
                                             ---------       ---------
Net cash flows provided by (used in)
  investing activities                          (5,125)            605
                                             =========       =========
Cash flows from financing activities:
      Payments on notes payable                     --            (141)
      Principal payments on capital
         lease obligations                        (170)             --
      Issuance of Common Stock                     217             315
      Other                                         90            (100)
                                             ---------       ---------
Net cash flows provided
  by financing activities                          137              74
                                             =========       =========

Translation differences on cash and
 cash equivalents                                   53            (121)
                                             ---------       ---------
Net increase (decrease)in cash and cash
 equivalents                                  $ (9,125)        $ 1,115
                                             =========       =========

Cash and cash equivalents at beginning
 of period                                     $29,065        $ 12,036
Cash and cash equivalents at end             ---------       ---------
 of period                                     $19,940        $ 13,151
                                             ---------       ---------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                   $  21           $   6
      Income taxes                              $  770           $ 224

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)




1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at July 31, 2000, and the results of operations and cash flows for the three months ended July 31, 1999, and 2000. These financial statements, which include a condensed consolidated balance sheet as of April 30, 2000 (audited), should be read in conjunction with the audited consolidated financial statements of the Company as presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000. Results of operations and cash flows for the period ended July 31, 2000, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 2001, or any other future period.

2.  Comprehensive Loss

    Total comprehensive loss was $(7,113,000) and $(3,925,000) for the three months ended July 31, 1999, and 2000, respectively. Total comprehensive loss includes net loss and currency translation adjustments.

3.  Net Loss per Share

    Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For each of the periods presented, net loss per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net loss per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share - assuming dilution for the three month periods ended July 31, 1999, and 2000, do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for the periods.

    For each of the periods presented, income available to common shareholders (the numerator) used in the computation of net loss per share was the same as the numerator used in the computation of net loss per share - assuming dilution. A reconciliation of the denominators used in the computations of net loss per share and net loss per share - assuming dilution is as follows:


                          Three months ended
                             July 31,
                        -----------------------
                           1999         2000
                        ---------     ---------
Weighted average
shares outstanding     31,534,651    31,894,697
Effect of dilutive
stock options                   -             -
                        ---------     ---------
Adjusted weighted
average shares
outstanding assuming
dilution               31,534,651    31,894,697
                       ==========    ==========


4.  Accrued Expenses and Other Current Liabilities

                               April 30, 2000         July 31, 2000
                               --------------         -------------
                                                       (unaudited)
                                          (in thousands)
Accrued purchases                   $2,775               $2,034
Project reserves                     1,229                  937
Accrued consultancy                  1,334                1,690
Accrued restructuring costs            257                  197
Accrued pension taxes                  593                  671
Restructuring cost Abalon               61                   61
Value-added tax                        259                  239
Employee withholding taxes             622                  598
Income tax payable                     156                  163
Additional consideration Ceratina      241                   --
Accrued severance pay                   --                  197
Other                                  451                  856
                                    ------               ------
                                   $ 7,978              $ 7,643
                                    ======               ======

Project reserves consist of charges to be incurred bringing projects to implementation, some of which will not be billed and some of which will be billed at a discount.


5.  Accrued Payroll and Employee Benefits

                                April 30, 2000      July 31, 2000
                                --------------      -------------
                                                     (unaudited)
                                           (in thousands)
Accrued commissions                 $  563             $  153
Accrued payroll taxes                1,212                997
Accrued vacation pay                 1,733              1,182
Accrued salaries and bonus           1,364              1,107
Accrued pension expenses               599                626
Debt for ESPP                          219                264
Other                                   12                 10
                                    ------             ------
                                    $5,702             $4,339
                                    ======             ======

6. Income Taxes

There was no benefit for income taxes for the three months ended July 31, 2000, as the Company has been applying a full valuation allowance to net deferred tax assets generated after April 30, 1999. At July 31, 2000, the Company's deferred tax asset amounted to $28,339,000 and related primarily to net operating loss carry-forwards incurred in the United States and Sweden. Net operating loss carry-forwards may be used to offset future income for up to 15 years in the United States and indefinitely in Sweden. In light of the fact that future operating results will depend on numerous factors, including the growth of the supply chain and customer management software market, and the market acceptance of the Company's products, management determined that $12,958,000 was an adequate valuation allowance against the deferred tax asset recorded at July 31, 2000. Realization of the net deferred tax asset (net of recorded valuation allowance) is dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

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

The table below presents information about the Company's reportable segments:


                                                Three Months Ended
                                                     July 31,
                                                -------------------
                                                 1999         2000
                                                ------       ------
                                                  (in thousands)
Revenues:
     United States ........................   $  6,110     $  8,247
     Sweden ...............................      7,225        5,939
     United Kingdom .......................      1,667        1,542
     Netherlands ..........................        927        1,314
     Germany ..............................         79           --
     France ...............................         --           --
     Australia ............................        604          423
     Intercompany..........................         --         (560)
     Corporate ............................         64           88
                                              --------     --------
                                              $ 16,676     $ 16,993
                                              ========     ========

Income (loss) from operations:
     United States ........................   $ (1,263)     $ 1,010
     Sweden ...............................      1,054         (500)
     United Kingdom .......................       (103)        (213)
     Netherlands ..........................       (357)          (9)
     Germany ..............................       (135)          --
     France ...............................         --           --
     Australia ............................        177          (30)
     Canada ...............................        (16)          (1)
     Intercompany .........................        (10)        (271)
     Corporate ............................     (7,265)      (3,975)
                                              --------     --------
                                              $ (7,918)    $ (3,989)
                                              ========     ========

8. Restructuring

During the fourth quarter of fiscal 1999, the Company incurred a $3,522,000 one-time restructuring charge in connection with a cost realignment plan. The following table presents the restructuring activity through July 31, 2000:

                                     Accrual                           Accrual
                                      as of    Utilization               as of
                                     April 30,     of       Currency   July 31,
                                       2000      accrual      effect      2000
                                     -------    ---------   --------   --------
(in thousands)
Severance benefits                   $   247    $    (56)   $    (2)   $    189
Lease obligations and terminations         4          --         --           4
Other                                      6          (2)        --           4
                                     -------    ---------   --------   --------
Total                                $   257    $     (58)  $    (2)   $    197
                                     =======    =========   ========   ========

In connection with the Company's acquisition of Abalon in fiscal 1999, additional purchase liabilities of $549,000 were recorded for severance and related costs costs and $433,000 for costs associated with the shut down and consolidation of certain acquired facilities. As of July 31, 2000, the remaining liabilities for these costs were $43,000 and $18,000, respectively. The Company expects to complete the integration during the current fiscal year.



ITEM 2.
                 INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                            AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this Report generally. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, uncertainties regarding continued market acceptance of the Company's products, delays in the introduction of new product enhancements, the success of the implementation of the Company's restructuring program, hiring, training, and retaining employees, and risks associated with managing the Company's operations, as well as those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, which are incorporated herein by reference. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

OVERVIEW

   The Company develops, markets, and supports client/server application software that enables manufacturers, distributors, and wholesalers to more effectively manage the supply chain. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991. In 1993, the Company introduced System ESS(R), which was designed to meet the needs of multinational manufacturers, distributors, and wholesalers. In May, 1999, the Company introduced VIVALDI, a suite of open applications which provide full capabilities for managing and executing the global fulfillment and customer service process. VIVALDI includes System ESS components, Customer Relationship Management, Open Warehouse, and other components. During fiscal year 2000, the Company began marketing eCRM/eFulfillment, a pre-integrated configuration of VIVALDI components for web-based businesses.


RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                              Three Months Ended
                                  July 31,
                               1999        2000
                             -------      -------
Revenues:
  Licenses                      9.8 %      24.3 %
  Services and maintenance     88.9        73.2
  Other                         1.3         2.5
                             -------      -------
     Total revenues           100.0       100.0

Cost of revenues:
  Licenses                      2.1         1.9
  Services and maintenance     72.9        53.6
  Other                         0.3         1.0
                              -------     ------
     Total cost of revenue     75.3        56.5
                              -------     ------
     Gross profit              24.7        43.5
                              -------     ------

Operating expenses:
  Product development          26.6        24.4

  Sales and marketing          30.5        26.0
  General and administrative   13.0        14.4
  Amortization of goodwill      2.1         2.2
                              -------     -------
     Total operating
     expenses                  72.7        67.0
                             -------      -------
Loss from
  operations                  (47.5)      (23.5)
                             -------      -------
Other income (expense):
  Interest income               3.8         2.7
  Interest expense             (0.2)       (0.0)
  Miscellaneous
   income (expense),net        (0.2)        0.3
                             -------      -------
Loss before
  income taxes                (44.1)      (20.5)
Benefit
  for income taxes               --          --
                             -------      -------
Net loss                      (44.1)%     (20.5) %
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

Total revenues increased 1.9% to $17.0 million in the quarter ended July 31, 2000, from $16.7 million in the quarter ended July 31, 1999.

    SOFTWARE LICENSE REVENUES. Revenues from software licenses increased 151.2% to $4.1 million in the quarter ended July 31, 2000, from $1.6 million in the quarter ended July 31, 1999. Management believes the increase in software license revenue was due to a recovery in general market conditions after a reluctance of customers to commence implementations near the turn of the century due to general concerns regarding Year 2000 compliance problems.


    SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance decreased 16.1% to $12.4 million in the quarter ended July 31, 2000, from $14.8 million in the quarter ended July 31, 1999. The decrease in the absolute dollar amount of service and maintenance revenues was related primarily to a lower level of software license revenue during the prior fiscal year. Service and maintenance revenues as a percentage of total revenues decreased to 73.1% in the quarter ended July 31, 2000, from 88.9% in the quarter ended July 31, 1999. This decrease in service and maintenance revenues as a percentage of total revenues was due to an increase in software license revenues for the quarter compared to the prior fiscal year combined with the decline in absolute dollar revenues for services and maintenance. Generally, increases and decreases in service and maintenance revenues tend to track fluctuations in software license revenues in prior periods.

    OTHER REVENUES. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues increased 104.3% to $431,000 in the quarter ended July 31, 2000, from $211,000 in the quarter ended July 31, 1999. Other revenues as a percentage of total revenues increased to 2.5% in the quarter ended July 31, 2000, from 1.3% in the quarter ended July 31, 1999. Other revenues vary over time as a percentage of total revenues due to the size of specific hardware sales and to fluctuations in software license revenues.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of the Company's software products and, occasionally, the cost of third-party complementary software that is licensed together with the Company's software without being embedded. In addition, cost of software license revenues may include royalty fees paid to partners that are directly related to license sales. Cost of software license revenues was $346,000 and $318,000 in the quarters ended July 31, 1999 and 2000, representing 21.0% and 7.7% of software license revenues, respectively. The decrease of cost of software license revenues as a percentage of software license revenues in the first quarter of fiscal 2001 compared to the same period in the prior year was primarily due a lower cost for royalties paid to third party partners for the licenses sold in the first quarter of fiscal 2001.

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

    Cost of service and maintenance revenues was $12.2 million and $9.1 million in the quarters ended July 31, 1999, and 2000, representing 82.0% and 73.3% of service and maintenance revenues, respectively. The decrease in the cost of service and maintenance revenues in absolute dollar amounts was primarily due to a reduction in the number of employed consultants, a reduction in the use of outside consultants, and a decrease in the amount of service and maintenance performed. The decrease in the cost of service and maintenance revenue as a percentage of service and maintenance revenue was primarily due to more effective utilization of the consultancy workforce.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $58,000 and $168,000 in the quarters ended July 31, 1999, and 2000, representing 27.5% and 39.0% of other revenues, respectively.

    PRODUCT DEVELOPMENT. Product development expenses were $4.4 million and $4.1 million in the quarters ended July 31, 1999, and 2000, representing 26.6% and 24.3% of total revenues, respectively. The decrease in product development expenses in absolute dollar amount was due to a decrease in the number of product development personnel.

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

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $5.1 million and $4.4 million in the quarters ended July 31, 1999, and 2000, representing 30.5% and 26.0% of total revenues, respectively. The decrease in sales and marketing expenses in absolute dollar amount and as a percentage of total revenues was primarily due to fewer sales and marketing activities during the first quarter of fiscal 2001 compared to the prior year and a reduction in the size of the sales organization.

    GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other services. General and administrative expenses were $2.2 million and $2.4 million in the quarters ended July 31, 1999, and 2000, representing 13.0% and 14.4% of total revenues, respectively.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets relates to the fiscal 1998 acquisition of Ceratina International AB and the fiscal 1999 acquisition of Abalon AB. Goodwill and other intangible assets are amortized over a 5 to 10 year period. Amortization of goodwill and other intangible assets was $346,000 and $376,000 in the quarters ended July 31, 1999, and 2000, representing 2.1% and 2.2% of total revenues, respectively.

OTHER INCOME (EXPENSE)

    Other income comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $632,000 and $466,000 in the quarters ended July 31, 1999, and 2000, representing 3.8% and 2.7% of total revenues, respectively. The decrease was due to a decrease in the levels of short-term investments and cash held in interest-bearing accounts compared to the amounts invested in the same period in the prior year as a result of the Company's net loss. Interest expenses were $28,000 and $6,000 in the quarters ended July 31, 1999, and 2000, representing 0.2% and 0.0% of total revenues, respectively. The decrease in the absolute dollar amount is due to a reduction of a small external credit facility.


LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 2000, the Company had $30.2 million of working capital, including $13.1 million in cash and cash equivalents and $18.7 million in short-term investments, as compared to $32.7 million of working capital as of April 30, 2000, including $12.0 million of cash and cash equivalents and $19.8 million in short-term investments. Accounts receivable, net of allowance for doubtful accounts, decreased to $11.8 million at July 31, 2000, from $20.2 million at April 30, 2000, and the average days' sales outstanding, including contract receivables, was 70 days for the quarter ended July 31, 2000, compared to an average of 84 days for fiscal year 2000. The decrease in average days' sales outstanding was due primarily to the collection of past due accounts receivable during the first quarter of fiscal 2001. The allowance for doubtful accounts decreased to $2.4 million at July 31, 2000, from $2.5 million at April 30, 2000. The decrease in accounts receivable in total dollars is attributable to timing in the consummation of licensing transactions. The Company believes that existing cash and cash equivalent balances, short-term investments, and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

The Company anticipates entering into a hedge transaction with a Bank to offset potential liability under Swedish tax law upon exercise of stock options by employees subject to Swedish taxation. The potential arrangement would involve the issuance by the Bank of a call to the Company settleable in cash which the Bank may elect to cover in whole or in part by purchasing shares of the Company's Common Stock. The call would be offset by the Bank's right to put shares of Company Common Stock to the Company. The Company presently anticipates that the number of shares of Company Common Stock subject to the call, which would depend on the number of options outstanding from time to time, would not exceed 450,000. It is anticipated that the hedge transaction would be open for several years.

YEAR 2000

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

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading or other purposes. As of July 31, 2000, the Company had no long-term investments and its short-term investments consisted of three Federal Agency securities with maturities of less than one year.

                  PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 3.   Amended Bylaws of the Company

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended July 31, 2000.

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


DATE: September 14, 2000