Form 10-Q
period 2000-10-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 2000-12-15
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

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

Class:                                   Outstanding October 31, 2000:

Common Stock ($.01 par value)                    32,147,187 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except share and per share data)

                                              10/31/00        04/30/00
                                            -----------     -----------
                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents               $  12,466       $ 12,036
    Short-term investments                     15,536         19,821
    Accounts receivable, less allowance
      for doubtful accounts of $2,458
      and $2,486 at October 31, 2000, and
      April 30, 2000, respectively             16,597         20,176
    Contract receivables                        1,081          1,089
    Prepaid expenses                            2,150          2,727
    Income taxes receivable                       496            646
    Other current assets                          864            698
                                               ------         ------
          Total current assets                 49,190         57,193
                                               ------         ------
Non-current assets:
     Property and equipment, net                6,170          6,595
     Deferred income taxes                     15,070         15,520
     Goodwill and other intangible assets       7,502          8,359
     Other non-current assets                     971          1,265
                                               ------         ------
          Total non-current assets             29,713         31,739
                                               ------         ------
     Total assets                            $ 78,903       $ 88,932
                                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital lease
       obligations                            $    -        $     -
     Current portion of notes payable             18            303
     Accounts payable                          1,502          2,031
     Accrued expenses and other
       current liabilities                     5,915          7,978
     Accrued payroll and employee benefits     4,328          5,702
     Deferred revenue                          7,451          8,529
                                              ------         ------
          Total current liabilities           19,214         24,543
                                              ------         ------
Long-term liabilities:
     Notes payable                                 -              -
     Accrued pension liability                 2,818          2,930
     Other long-term liabilities                   -              -
                                              ------         ------
     Total long-term liabilities               2,818          2,930
                                              ------         ------
           Total liabilities                  22,032         27,473
                                              ------         ------
Stockholders' equity:
     Common Stock; voting, $.01 par value;
     62,500,000 shares authorized;
     32,147,187 and 31,839,229 shares
     issued and outstanding at
     October 31, 2000 and April 30,
     2000, respectively                          321            318
    Additional paid-in capital               124,945        124,310
    Accumulated deficit                      (56,901)       (52,771)
    Accumulated other comprehensive loss      (5,612)        (4,476)
    Notes receivable from stockholders        (5,882)        (5,922)
                                             -------        -------
       Total stockholders' equity             56,871         61,459
                                             -------        -------
Total liabilities and stockholders' equity  $ 78,903       $ 88,932
                                             =======        =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)
                                                THREE MONTHS ENDED
                                            10/31/00           10/31/99
                                       ---------------   ----------------
Revenues:
    Licenses                                $  3,836          $  1,019
    Services and maintenance                  14,131            16,856
    Other                                        520               413
                                             -------           -------
      Total revenues                          18,487            18,288
                                             -------           -------
Cost of revenues:
    Licenses                                     178               184
    Services and maintenance                   9,357            12,722
    Other                                        132               101
                                             -------           -------
      Total cost of revenues                   9,667            13,007
                                             -------           -------
      Gross profit                             8,820             5,281
                                             -------           -------
Operating expenses:
    Product development                        3,626             4,497
    Sales and marketing                        3,971             5,429
    General and administrative                 1,995             2,348
    Amortization of goodwill and
        other intangible assets                  373               346
                                             -------           -------
      Total operating expenses                 9,965            12,620
                                             -------           -------
Loss from operations                          (1,145)           (7,339)
                                             -------           -------
Other income (expense):
    Interest income                              452               568
    Interest expense                              (5)              (13)
    Miscellaneous income, net                     48               (66)
                                             -------           -------
Loss before income taxes                        (650)           (6,850)
Benefit for income taxes                          --                --
                                             -------           -------

Net loss                                        (650)           (6,850)
                                             =======           =======

Net loss per share                           $ (0.02)          $ (0.22)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.02)          $ (0.22)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)
                                                SIX MONTHS ENDED
                                           10/31/00           10/31/99
                                       ---------------   ----------------
Revenues:
    Licenses                                $  7,968          $  2,664
    Services and maintenance                  26,561            31,676
    Other                                        951               624
                                             -------           -------
      Total revenues                          35,480            34,964
                                             -------           -------
Cost of revenues:
    Licenses                                     496               530
    Services and maintenance                  18,467            24,876
    Other                                        300               159
                                             -------           -------
      Total cost of revenues                  19,263            25,565
                                             -------           -------
      Gross profit                            16,217             9,399
                                             -------           -------
Operating expenses:
    Product development                        7,763             8,938
    Sales and marketing                        8,393            10,516
    General and administrative                 4,446             4,510
    Amortization of goodwill and
        other intangible assets                  749               692
                                             -------           -------
      Total operating expenses                21,351            24,656
                                             -------           -------
Loss from operations                          (5,134)          (15,257)
                                             -------           -------
Other income (expense):
    Interest income                              918             1,200
    Interest expense                             (11)              (41)
    Miscellaneous income (expense), net           97               (99)
                                             -------           -------
Loss before income taxes                      (4,130)          (14,197)
Benefit for income taxes                          --                --
                                             -------           -------

Net loss                                      (4,130)          (14,197)
                                             =======           =======

Net loss per share                           $ (0.13)          $ (0.45)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.13)          $ (0.45)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)
                                                  SIX MONTHS ENDED
                                              10/31/00        10/31/99
                                            -----------     -----------
Cash flows from operating activities:
Net loss                                       $(4,130)       $(14,197)

Adjustments to reconcile net loss
to net cash used in operating activities:
    Depreciation and amortization                2,188           2,567
    Provision for doubtful accounts                (20)            621
    Deferred income taxes                           --              --
    Accrued interest on short-term
      investments                                   --              90
    Loss on disposal of property and equipment     (70)             (3)
    Changes in operating assets and liabilities:
        Accounts receivable                      2,821           7,403
        Contract receivables and
          prepaid expenses                         261            (218)
        Income taxes receivable                    100            (220)
        Other assets                                77            (430)
        Accounts payable                          (394)           (730)
        Accrued expenses and other
          current liabilities                   (1,719)         (3,908)
        Accrued payroll, employee benefits
          and deferred revenue                  (1,822)         (1,840)
        Accrued pension liability                  253             327
                                             ---------       ---------

Net cash used in operating activities           (2,455)        (10,538)
                                             =========       =========

Cash flows from investing activities:
      Purchase of short-term investments       (57,858)        (84,227)
      Proceeds from sale of short-term
        investments                             62,143          81,242
      Additions to property and equipment       (1,509)         (1,755)
      Payment for Ceratina                          --            (145)
      Proceeds from sale of property
        and equipment                               14              37
      Proceeds from sale of other shares             0              --
      Collection of notes receivable                40              --
                                             ---------       ---------
Net cash flows provided by (used in)
  investing activities                           2,830          (4,848)
                                             =========       =========
Cash flows from financing activities:
      Payments on notes payable                   (285)             --
      Principal payments on capital
       lease obligations                            --            (299)
      Issuance of Common Stock                     638             217
      Other                                       (114)            211
                                             ---------        ---------
Net cash flows provided
  by(used in)financing activities                  239             129
                                             =========        =========

Translation differences on cash and
 cash equivalents                                 (184)              43
                                             ---------        ---------
Net increase (decrease)in cash and cash
 equivalents                                    $  430        $(15,214)
                                             =========        =========

Cash and cash equivalents at beginning
 of period                                     $12,036          $29,065
Cash and cash equivalents at end             ---------        ---------
 of period                                     $12,466          $13,851
                                             ---------        ---------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                   $  10            $  37
      Income taxes                               $ 320            $ 846

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)




1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at October 31, 2000, and the results of operations for the three and six months and cash flows for the six months ended October 31, 2000, and 1999. These financial statements, which include a condensed consolidated balance sheet as of April 30, 2000 (audited), should be read in conjunction with the audited consolidated financial statements of the Company as presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000. Results of operations and cash flows for the periods ended October 31, 2000, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 2001, or any other future period.

2.  Comprehensive Loss

    Total comprehensive loss was $(1,341,000) and $(6,529,000) for the three months ended October 31, 2000, and 1999, respectively. Total comprehensive loss was $(5,266,000) and $(13,642,000) for the six months ended October 31, 2000, and 1999, respectively. Total comprehensive loss includes net loss and currency translation adjustments.

3.  Net Loss per Share

    Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For each of the periods presented, net loss per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net loss per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share - assuming dilution for the three and six month periods ended October 31, 2000, and 1999, do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for the periods.

    For each of the periods presented, income available to common shareholders (the numerator) used in the computation of net loss per share was the same as the numerator used in the computation of net loss per share - assuming dilution. A reconciliation of the denominators used in the computations of net loss per share and net loss per share - assuming dilution is as follows:


                          Three months ended            Six months ended
                             October 31,                  October 31,
                        -----------------------     -----------------------
                           2000          1999          2000          1999
                        ---------     ---------     ---------     ---------
Weighted average
shares outstanding     32,033,395    31,604,118    31,964,046    31,569,384
Effect of dilutive
stock options                   -             -             -             -
                        ---------     ---------     ---------     ---------
Adjusted weighted
average shares
outstanding assuming
dilution               32,033,395    31,604,118    31,964,046    31,569,384
                       ==========    ==========    ==========    ==========

4.  Accrued Expenses and Other Current Liabilities

                              October 31, 2000       April 30, 2000
                              ----------------     ------------------
                                (unaudited)
                                        (in thousands)
Accrued purchases                 $1,850               $2,775
Project reserves                     794                1,229
Accrued consultancy                  887                1,334
Accrued restructuring costs          151                  257
Accrued pension taxes                761                  593
Restructuring cost Abalon             61                   61
Value-added tax                      141                  259
Employee withholding taxes           529                  622
Income tax payable                    57                  156
Additional consideration Ceratina     --                  241
Accrued severance pay                 90                   --
Other                                594                  451
                                  ------               ------
                                  $5,915               $7,978
                                  ======               ======

Project reserves consist of charges to be incurred bringing projects to implementation, some of which will not be billed and some of which will be billed at a discount.


5.  Accrued Payroll and Employee Benefits

                            October 31, 2000      April 30, 2000
                            ----------------      --------------
                                 (unaudited)
                                        (in thousands)
Accrued commissions               $  252               $  563
Accrued payroll taxes                892                1,212
Accrued vacation pay               1,080                1,733
Accrued salaries and bonus         1,536                1,364
Accrued pension expenses             215                  599
Debt for ESPP                        229                  219
Other                                124                   12
                                  ------               ------
                                  $4,328               $5,702
                                  ======               ======

6. Income Taxes

    Due to its continued negative performance, the Company did not record a benefit for income taxes for the three or six month periods ending October 31, 2000, and October 31, 1999. At October 31, 2000, the Company's deferred tax asset amounted to $27,670,000 and related primarily to net operating loss carry-forwards incurred in the United States and Sweden.
Net operating loss carry-forwards may be used to offset future income for up to 15 years in the United States and indefinitely in Sweden. In light of the fact that future operating results will depend on numerous factors, including the growth of the supply chain software market generally and acceptance of the Company's products, management determined that $12,600,000 was an adequate valuation allowance against the deferred tax asset recorded at October 31, 2000. The Company will continue to measure the deferred tax asset against future performance and the related carry-forward period and may decide to increase or decrease this valuation allowance in the future.


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

The table below presents information about the Company's reportable segments:

                            Three Months Ended          Six Months Ended
                                October 31,                October 31,
                            2000         1999          2000         1999
                          --------     --------      --------     --------
                              (in thousands)              (in thousands)
Revenues:
     United States        $  8,123     $  6,172      $ 16,370     $ 12,282
     Sweden                  6,260        9,489        12,222       16,714
     United Kingdom          1,551        1,545         3,093        3,212
     Netherlands             2,897          316         4,212        1,243
     Germany                    --           63            --          142
     France                     --           --            --           --
     Australia                 215          581           639        1,185
     Finland                    29           --            90           --
     Intercompany             (727)          --        (1,310)          --
     Corporate                 138          122           164          186
                          --------     --------      --------     --------
                          $ 18,486     $ 18,288      $ 35,480     $ 34,964
                          ========     ========      ========     ========

Income (loss) from operations:
     United States        $  3,648     $    432      $  6,545    $    (832)
     Sweden                   (440)       1,360          (850)       2,414
     United Kingdom            (63)        (194)          (83)        (297)
     Netherlands             1,607         (468)        1,919         (824)
     Germany                    --         (446)           --         (581)
     France                      4          (57)            4          (57)
     Australia                (204)         204          (163)         381
     Canada                     (1)          (6)           (2)         (22)
     Finland                   (26)          --           (35)          --
     Intercompany             (465)         (56)         (874)         (69)
     Corporate              (5,205)      (8,108)      (11,595)     (15,370)
                           --------    --------      --------     --------
                          $ (1,145)    $ (7,339)     $ (5,134)    $(15,257)
                          ========     ========      ========     ========

8. Restructuring

During the fourth quarter of fiscal 1999, the Company incurred a $3,522,000 one-time restructuring charge in connection with a cost realignment plan. The following table presents the restructuring activity through October 31, 2000:

                                Accrual                                   Accrual
                                         as of      Utilization                    as of
                                        April 30,       of         Currency     October 31,
                                          2000        accrual       effect         2000
                                      ----------    ----------    ----------    ----------
Severance benefits                    $     247     $     (91)    $      (9)    $     147
Lease obligations and terminations            4            (2)           --             2
Other                                         6            (4)           --             2
                                      ----------    ----------    ----------    ----------
Total                                 $     257     $     (97)    $      (9)    $     151
                                      ==========    ==========    ==========    ==========

In connection with the Company's acquisition of Abalon in fiscal 1999, additional purchase liabilities of $549,000 were recorded for severance and related costs and $433,000 for costs associated with the shut down and consolidation of certain acquired facilities. As of October 31, 2000, the remaining liabilities for these costs were $43,000 and $18,000, respectively. The Company expects to complete the integration during the current fiscal year.



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

OVERVIEW

   Industri-Matematik International Corp. develops, markets, and supports client/server application software that enables manufacturers, distributors, and wholesalers to more effectively manage the supply chain. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991. In 1993, the Company introduced System ESS(R), which was designed to meet the needs of multinational manufacturers, distributors, and wholesalers. In May, 1999, the Company introduced VIVALDI(TM), a suite of open applications which provide full capabilities for managing and executing the global fulfillment and customer service process. VIVALDI includes System ESS components, Customer Relationship Management Software, Open Warehouse, and other components. During fiscal year 2000, the Company began marketing eCRM/eFulfillment, a pre-integrated configuration of VIVALDI components for web-based businesses.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                           Three Months Ended       	     Six Months Ended
                              October 31,                      October 31,
                            2000        1999                2000         1999
Revenues:
  Licenses                  20.8          5.6               22.4          7.6
  Services and maintenance  76.4         92.2               74.9         90.6
  Other                      2.8          2.2                2.7          1.8
                          -------     -------            -------      -------
     Total revenues        100.0        100.0              100.0        100.0

Cost of revenues:
  Licenses                   1.0          1.0                1.4          1.5
  Services and maintenance  50.6         69.6               52.0         71.1
  Other                      0.7          0.6                0.9          0.5
                         -------       ------            -------      -------
     Total cost of revenue  52.3         71.2               54.3         73.1
                         -------       ------            -------      -------
     Gross profit           47.7         28.8               45.7         26.9
                         -------       ------            -------      -------

Operating expenses:
 Product development        19.6         24.6               21.9         25.6
 Sales and marketing        21.5         29.7               23.7         30.1
 General and administrative 10.8         12.8               12.5         12.9
 Amortization of goodwill and
   other intangible assets   2.0          1.9                2.1          2.0
                         -------      -------            -------      -------
     Total operating
     expenses               53.9         69.0               60.2         70.6
                         -------      -------            -------      -------
Loss from operations        (6.2)       (40.2)             (14.5)       (43.7)
                         -------      -------            -------      -------
Other income (expense):
  Interest income            2,4          3.1                2.6          3.4
  Interest expense          (0.0)        (0.1)              (0.0)        (0.1)
  Miscellaneous
   income (expense)          0.3         (0.4)               0.3        (0.3)
                         -------      -------            -------      -------
Loss before income taxes    (3.5)       (37.6)             (11.6)       (40.7)
Benefit for income taxes      --           --                 --           --
                         -------       -------            -------     -------
Net loss                    (3.5)       (37.6)             (11.6)       (40.7)
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

Total revenues increased 1.1% to $18.5 million in the three months ended October 31, 2000, from $18.3 million in the three months ended October 31, 1999. In the first six months of fiscal 2001, total revenues increased 1.5% to $35.5 million from $35.0 million in the first six months of fiscal 2000. The Company currently derives substantially all of its revenues from software licenses and related service and maintenance.

    SOFTWARE LICENSE REVENUES. Revenues from software licenses increased 276.5% to $3.8 million in the three months ended October 31, 2000, from $1.0 million in the three months ended October 31, 1999. In the first six months of fiscal 2001, revenues from software licenses increased 199.1% to $8.0 million from $2.7 million in the first six months of fiscal 2000. Management believes the increase in software license revenue was due to a general recovery in the market for client/server application software.

    SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance decreased 16.2% to $14.1 million in the three months ended October 31, 2000, from $16.9 million in the three months ended October 31, 1999. In the first six months of fiscal 2001, revenues from service and maintenance decreased 16.2% to $26.6 million from $31.7 million in the first six months of fiscal 2000. The decrease in the absolute dollar amount of service and maintenance revenues was related primarily to the decrease in software licenses sold during fiscal 2000 and 1999. Service and maintenance revenues as a percentage of total revenues decreased to 76.4% in the three months ended October 31, 2000, from 92.2% in the three months ended October 31, 1999, and decreased to 74.9% in the first six months of fiscal 2001 from 90.6% in the first six months of fiscal 2000. This decrease in service and maintenance revenues as a percentage of total revenues was related to the increase in software license revenues during the first half of fiscal 2001 compared to the same period in the prior fiscal year. Increases and decreases in service and maintenance revenues tend to track fluctuations in software license revenues in prior periods.

    OTHER REVENUES. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues increased 25.9% to $520,000 in the three months ended October 31, 2000, from $413,000 in the three months ended October 31, 1999. In the first six months of fiscal 2001, other revenues increased 52.4% to $951,000 from $624,000 in the first six months of fiscal 2000. Other revenues as a percentage of total revenues increased to 2.8% in the three months ended October 31, 2000, from 2.2% in the three months ended October 31, 1999, and increased to 2.7% in the first six months of fiscal 2001 from 1.8% in the first six months of fiscal 2000. Other revenues vary over time as a percentage of total revenues due to the size of specific hardware sales and to fluctuations in software license revenues.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of the Company's software products and, occasionally, the cost of third-party complementary software that is licensed together with or without being embedded into the Company's software products. In addition, cost of software license revenues may include royalty fees paid to partners that are directly related to license sales. Cost of software license revenues was $178,000 and $184,000 in the three months ended October 31, 2000, and 1999, representing 4.6% and 18.1% of software license revenues, respectively. Cost of software license revenues was $496,000 and $530,000 in the first six months of fiscal 2001 and 2000, representing 6.2% and 19.9% of software license revenues, respectively. The decrease of cost of software license revenues as a percentage of software license revenues in the second quarter of fiscal 2001 compared to the same period in the prior year was primarily due to the allocation of fixed costs for embedded third party software over the lower amount of software license revenue in the prior fiscal year. The decrease in cost of software license revenues as a percentage of software license revenues in the first six months of fiscal 2001 compared to the same period in the prior year was due to both the allocation of fixed costs for embedded third party software over a decreased amount of software license revenue and higher royalty fees paid to integration partners in fiscal 2000.

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

    Cost of service and maintenance revenues was $9.4 million and $12.7 million in the three months ended October 31, 2000, and 1999, representing 66.2% and 75.5% of service and maintenance revenues, respectively. Cost of service and maintenance revenues was $18.5 million and $24.9 million in the first six months of fiscal 2001 and fiscal 2000, representing 69.5% and 78.5% of service and maintenance revenues, respectively. The decrease in the cost of service and maintenance revenues in absolute dollar amounts was primarily due to a reduction in the number of employed consultants, a reduction in the use of outside consultants, and a decrease in the amount of service and maintenance performed. With respect to the three month and six month periods ended October 31, 2000 and 1999, the cost of service and maintenance revenues decreased as a percentage of service and maintenance revenues as a result of better utilization of the employed consultants.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $132,000 and $101,000 in the three months ended October 31, 2000, and 1999, representing 25.4% and 24.5% of other revenues, respectively. Cost of other revenues was $300,000 and $159,000 in the first six months of fiscal 2001 and fiscal 2000, representing 31.5% and 25.5% of other revenues, respectively.

    PRODUCT DEVELOPMENT. Product development expenses were $3.6 million and $4.5 million in the three months ended October 31, 2000, and 1999, representing 19.6% and 24.6% of total revenues, respectively. These same expenses were $7.8 million and $8.9 million in the first six months of fiscal 2001 and 2000, representing 21.9% and 25.6% of total revenues, respectively. The decrease in product development expenses in absolute dollars and as a percentage of total revenues was due to a decrease in the number of product development personnel.

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

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $4.0 million and $5.4 million in the three months ended October 31, 2000, and 1999, representing 21.5% and 29.7% of total revenues, respectively. These same expenses were $8.4 million and $10.5 million in the first six months of fiscal 2001 and 2000, representing 23.7% and 30.1% of total revenues, respectively. The decrease in sales and marketing expenses in absolute dollar amount and as a percentage of total revenues was primarily due to fewer sales and marketing activities during fiscal year 2001 and a reduction in the size of the sales organization, along with other overhead items.

    GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other services. General and administrative expenses were $2.0 million and $2.3 million in the three months ended October 31, 2000, and 1999, representing 10.8% and 12.8% of total revenues, respectively. The decrease was primarily due to a refund of amounts paid into a National Swedish pension fund. General and administrative expenses were $4.5 million in the first six months of both fiscal 2001 and 2000, representing 12.5% and 12.9% of total revenues, respectively.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets relates to the fiscal 1998 acquisition of Ceratina International AB and the fiscal 1999 acquisition of Abalon AB. Goodwill and other intangible assets are amortized over a 5 to 10 year period. Amortization of goodwill and other intangible assets was $373,000 and $346,000 in the three months ended October 31, 2000, and 1999, representing 2.0% and 1.9% of total revenues, respectively. These same expenses were $749,000 and $692,000 in the first six months of fiscal 2001 and 2000, representing 2.1% and 2.0% of total revenues, respectively.

OTHER INCOME (EXPENSE)

    Other income comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $452,000 and $568,000 in the three months ended October 31, 2000, and 1999, representing
2.4% and 3.1% of total revenues, respectively. Interest income was $0.9 million and $1.2 million in the first six months of fiscal 2001 and 2000, representing 2.6% and 3.4% of total revenues, respectively. The decrease was due to a decrease in the levels of short-term investments and cash held in interest-bearing accounts compared to the amounts invested in the same period in the prior year as a result of the Company's net loss. Interest expenses were $5,000 and $13,000 in the three months ended October 31, 2000, and 1999, representing 0.0% and 0.1% of total revenues, respectively. These same expenses were $11,000 and $41,000 in the first six months of fiscal 2001 and 2000, representing 0.0% and 0.1% of total revenues, respectively. The decrease in the absolute dollar amounts is due to repayments on a small external credit facility during fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As of October 31, 2000, the Company had $30.0 million of working capital, including $12.5 million in cash and cash equivalents and $15.5 million in short-term investments, as compared to $32.7 million of working capital as of April 30, 2000, including $12.0 million of cash and cash equivalents and $19.8 million in short-term investments. Accounts receivable, net of allowance for doubtful accounts, decreased to $16.6 million at October 31, 2000, from $20.2 million at April 30, 2000, and the average days' sales outstanding, including contract receivables, was 86 days for the three months ended October 31, 2000, compared to an average of 84 days for fiscal year 2000. The allowance for doubtful accounts of $2.5 million at October 31, 2000 remained at approximately the same level as at April 30, 2000. During the three months, the Company charged approximately $0.6 million to bad debts due to bankruptcies in the dotcom sector. The Company does not anticipate any significant exposure to these types of bad debt write-offs in the near future.

    The Company believes that existing cash and cash equivalent balances, short-term investments, and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

SUBSEQUENT TRANSACTION

     During November, 2000, the Company entered into a hedge transaction with a Bank to offset potential liability under Swedish tax law upon exercise of stock options by employees subject to Swedish taxation. The arrangement involved the issuance by the Bank of a call to the Company settleable in cash which the Bank elected to cover by purchasing shares of the Company's Common Stock. The call is offset by the Bank's right to put shares of Company Common Stock to the Company. The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. It is anticipated that the hedge transaction will be open for several years.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading of other purposes. As of October 31, 2000, the Company had no long-term investments and its short-term investments consisted of one Federal Agency security with a maturity of less than one year.

                  PART II. - OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the shareholders of the Company held on October 11, 2000, Stig G. Durlow, Jeffrey A. Harris, William H. Janeway, Martin Leimdorfer, and Geoffrey W. Squire were re-elected as directors of the Company, the Company's Transferable Stock Option Plan was approved, the increase in the number of shares authorized for issuance pursuant to the Company's 1998 Stock Option Plan from 3,000,000 to 4,000,000 was approved, the increase in the number of shares authorized for issuance pursuant to the Company's 1997 Employee Stock Purchase Plan from 1,200,000 to 1,800,000 shares was approved, and the selection of Ohrlings PricewaterhouseCoopers AB as the Company's independent public accountants for the fiscal year ending April 30, 2001, was ratified. The tabulation of the votes is as follows:

						Votes For          Votes Withheld
                              ---------          --------------
Stig G. Durlow                29,390,508            710,500

Jeffrey A. Harris             29,919,442            181,560

William H. Janeway            29,920,312            180,696

Martin Leimdorfer             29,912,233            188,785

Geoffrey W. Squire            29,921,412            179,596


                              Votes For        Against        Abstain
                              ---------        -------        -------
Approval of increase in the
shares authorized for issuance
pursuant to the 1998 Stock
Option Plan from 3,000,000 to
4,000,000 shares              21,378,346       963,980       7,758,682

Approval of the Transferable
Stock Option Plan             21,388,748       997,280       7,764,980

Approval of increase in the
shares authorized for issuance
pursuant to the 1997 Employee
Stock Purchase Plan from
1,200,000 to 1,800,000 shares 22,158,880       180,633       7,761,495

Ratification of Selection
of Accountants                29,323,301        20,116         757,591



ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the three months ended October 31, 2000.

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


DATE: December 15, 2000