Form 10-Q
period 2001-01-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 2001-03-19
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

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

Class:                                   Outstanding January 31, 2001:

Common Stock ($.01 par value)                    32,274,279 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except share and per share data)

                                              01/31/01       04/30/00
                                            -----------     -----------
                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents               $  11,328       $ 12,036
    Short-term investments                     17,191         19,821
    Accounts receivable, less allowance
      for doubtful accounts of $2,458
      and $2,486 at January 31, 2001, and
      April 30, 2000, respectively             10,255         20,176
    Contract receivables                        1,882          1,089
    Prepaid expenses                            2,204          2,727
    Income taxes receivable                       201            646
    Other current assets                          495            698
                                               ------         ------
          Total current assets                 43,556         57,193
                                               ------         ------
Non-current assets:
     Property and equipment, net                6,555          6,595
     Deferred income taxes                     15,074         15,520
     Goodwill and other intangible assets       7,177          8,359
     Long-term cash deposit                     2,136              -
     Other non-current assets                   1,402          1,265
                                               ------         ------
          Total non-current assets             32,344         31,739
                                               ------         ------
     Total assets                            $ 75,900       $ 88,932
                                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of notes payable         $    -        $   303
     Accounts payable                          1,285          2,031
     Accrued expenses and other
       current liabilities                     5,505          7,978
     Accrued payroll and employee benefits     4,635          5,702
     Deferred revenue                          7,720          8,529
                                              ------         ------
          Total current liabilities           19,145         24,543
                                              ------         ------
Long-term liabilities:
     Notes payable                                 -              -
     Accrued pension liability                 3,085          2,930
     Total long-term liabilities               3,085          2,930
                                              ------         ------
           Total liabilities                  22,230         27,473
                                              ------         ------
Stockholders' equity:
     Common Stock; voting, $.01 par value;
     62,500,000 shares authorized;
     32,274,279 and 31,839,229 shares
     issued and outstanding at
     January 31, 2001 and April 30,
     2000, respectively                          323            318
    Additional paid-in capital               125,206        124,310
    Accumulated deficit                      (61,155)       (52,771)
    Accumulated other comprehensive loss      (4,822)        (4,476)
    Notes receivable from stockholders        (5,882)        (5,922)
                                             -------        -------
       Total stockholders' equity             53,670         61,459
                                             -------        -------
Total liabilities and stockholders' equity  $ 75,900       $ 88,932
                                             =======        =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)
                                                THREE MONTHS ENDED
                                            01/31/01           01/31/00
                                       ---------------   ----------------
Revenues:
    Licenses                                $  2,039          $  4,344
    Services and maintenance                  12,613            14,109
    Other                                        738               426
                                             -------           -------
      Total revenues                          15,390            18,879
                                             -------           -------
Cost of revenues:
    Licenses                                     192               877
    Services and maintenance                   8,999            12,175
    Other                                        113               106
                                             -------           -------
      Total cost of revenues                   9,304            13,158
                                             -------           -------
      Gross profit                             6,086             5,721
                                             -------           -------
Operating expenses:
    Product development                        3,741             4,656
    Sales and marketing                        3,424             4,969
    General and administrative                 2,164             2,317
    Amortization of goodwill and
        other intangible assets                  374               346
                                             -------           -------
      Total operating expenses                 9,703            12,288
                                             -------           -------
Loss from operations                          (3,617)           (6,567)
                                             -------           -------
Other income (expense):
    Interest income                              353               651
    Interest expense                              (1)              (14)
    Miscellaneous income, net                   (989)               37
                                             -------           -------
Loss before income taxes                      (4,254)           (5,893)
Benefit for income taxes                          --                --
                                             -------           -------

Net loss                                      (4,254)           (5,893)
                                             =======           =======

Net loss per share                           $ (0.13)          $ (0.19)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.13)          $ (0.19)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)
                                                NINE MONTHS ENDED
                                           01/31/01           01/31/00
                                       ---------------   ----------------
Revenues:
    Licenses                                $ 10,007          $  7,008
    Services and maintenance                  39,174            45,785
    Other                                      1,689             1,050
                                             -------           -------
      Total revenues                          50,870            53,843
                                             -------           -------
Cost of revenues:
    Licenses                                     688             1,407
    Services and maintenance                  27,466            37,051
    Other                                        413               265
                                             -------           -------
      Total cost of revenues                  28,567            38,723
                                             -------           -------
      Gross profit                            22,303            15,120
                                             -------           -------
Operating expenses:
    Product development                       11,504            13,594
    Sales and marketing                       11,817            15,485
    General and administrative                 6,610             6,827
    Amortization of goodwill and
        other intangible assets                1,123             1,038
                                             -------           -------
      Total operating expenses                31,054            36,944
                                             -------           -------
Loss from operations                          (8,751)          (21,824)
                                             -------           -------
Other income (expense):
    Interest income                            1,271             1,851
    Interest expense                             (12)              (55)
    Miscellaneous income (expense), net         (892)              (62)
                                             -------           -------
Loss before income taxes                      (8,384)          (20,090)
Benefit for income taxes                          --                --
                                             -------           -------

Net loss                                      (8,384)          (20,090)
                                             =======           =======

Net loss per share                           $ (0.26)          $ (0.64)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.26)          $ (0.64)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)
                                                  NINE MONTHS ENDED
                                              01/31/01         01/31/00
                                            -----------      -----------
Cash flows from operating activities:
Net loss                                       $(8,384)        $(20,090)

Adjustments to reconcile net loss
to net cash used in operating activities:
    Depreciation and amortization                3,247            3,937
    Hedge transaction valuation charge             945               --
    Provision for doubtful accounts                 (5)           2,822
    Deferred income taxes                           --               --
    Accrued interest on short-term
      investments                                   --                6
    Gain on disposal of other shares                --               (6)
    Gain on disposal of property and equipment     (12)              74
    Changes in operating assets and liabilities:
        Accounts receivable                      9,613            9,180
        Contract receivables and
          prepaid expenses                        (262)            (682)
        Income taxes receivable                    419             (345)
        Long-term cash deposit                  (2,136)              --
        Other assets                               290             (194)
        Accounts payable                          (674)          (1,147)
        Accrued expenses and other
          current liabilities                   (3,262)          (3,881)
        Accrued payroll, employee benefits
          and deferred revenue                  (1,575)            (167)
        Accrued pension liability                  390              546
                                             ---------        ---------

Net cash used in operating activities           (1,406)          (9,947)
                                             =========        =========

Cash flows from investing activities:
      Purchase of short-term investments      (100,381)        (108,870)
      Proceeds from sale of short-term
        investments                            103,012          108,948
      Additions to property and equipment       (2,433)          (3,364)
      Payment for Ceratina                          --             (275)
      Proceeds from sale of property
        and equipment                               14               68
      Proceeds from sale of other shares            --                6
      Collection of notes receivable                40              336
                                             ---------        ---------
Net cash flows provided by (used in)
  investing activities                             252           (3,151)
                                             =========        =========
Cash flows from financing activities:
      Payments on notes payable                   (303)            (396)
      Principal payments on capital
       lease obligations                            --              (59)
      Issuance of Common Stock                     901              433
      Other                                         81              597
                                             ---------        ---------
Net cash flows provided
  by(used in)financing activities                  679              575
                                             =========        =========

Translation differences on cash and
 cash equivalents                                 (233)            (274)
                                             ---------        ---------
Net increase (decrease)in cash and cash
 equivalents                                   $  (708)        $(12,797)
                                             =========        =========

Cash and cash equivalents at beginning
 of period                                     $12,036          $29,065
Cash and cash equivalents at end             ---------        ---------
 of period                                     $11,328          $16,268
                                             ---------        ---------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                   $  11            $  52
      Income taxes                               $ 415           $1,016

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)




1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein of Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at January 31, 2001, and the results of operations for the three and nine months and cash flows for the nine months ended January 31, 2001, and 2000. These financial statements, which include a condensed consolidated balance sheet as of April 30, 2000 (audited), should be read in conjunction with the audited consolidated financial statements of the Company as presented in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000. Results of operations and cash flows for the periods ended January 31, 2001, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 2001, or any other future period.

2.  Comprehensive Loss

    Total comprehensive loss was $(3,463,000) and $(6,753,000) for the three months ended January 31, 2001, and 2000, respectively. Total comprehensive loss was $(8,731,000) and $(20,395,000) for the nine months ended January 31, 2001, and 2000, respectively. Total comprehensive loss includes net loss and currency translation adjustments.

3.  Net Loss per Share

    Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For each of the periods presented, net loss per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net loss per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share - assuming dilution for the three and nine month periods ended January 31, 2001, and 2000, do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for the periods.

    For each of the periods presented, income available to common shareholders (the numerator) used in the computation of net loss per share was the same as the numerator used in the computation of net loss per share - assuming dilution. A reconciliation of the denominators used in the computations of net loss per share and net loss per share - assuming dilution is as follows:


                          Three months ended            Nine months ended
                             January  31,                  January 31,
                        -----------------------     -----------------------
                           2001          2000          2001          2000
                        ---------     ---------     ---------     ---------
Weighted average
shares outstanding     32,065,149    31,635,732    31,997,747    31,591,500
Effect of dilutive
stock options                   -             -             -             -
                        ---------     ---------     ---------     ---------
Adjusted weighted
average shares
outstanding assuming
dilution               32,065,149    31,635,732    31,997,747    31,591,500
                       ==========    ==========    ==========    ==========

4.  Accrued Expenses and Other Current Liabilities

                              January 31, 2001       April 30, 2000
                              ----------------     ------------------
                                (unaudited)
                                        (in thousands)
Accrued purchases                 $1,466               $2,775
Project reserves                     256                1,229
Accrued consultancy                1,017                1,334
Accrued restructuring costs          125                  257
Accrued pension taxes                347                  593
Restructuring cost Abalon             61                   61
Value-added tax                      122                  259
Employee withholding taxes           561                  622
Additional consideration              --                  241
Hedge transaction valuation charge   945                   --
Other                                605                  607
                                  ------               ------
                                  $5,505               $7,978
                                  ======               ======

Project reserves consist of charges to be incurred bringing projects to implementation, some of which will not be billed and some of which will be billed at a discount.


5.  Accrued Payroll and Employee Benefits

                            January 31, 2001      April 30, 2000
                            ----------------      --------------
                                 (unaudited)
                                        (in thousands)
Accrued commissions               $  110               $  563
Accrued payroll taxes                949                1,212
Accrued vacation pay               1,358                1,733
Accrued salaries and bonus         1,270                1,364
Accrued pension expenses             796                  599
Other                                152                  231
                                  ------               ------
                                  $4,635               $5,702
                                  ======               ======

6. Income Taxes

    Due to its continued negative operating results, the Company did not record a benefit for income taxes for the three or nine month periods ending January 31, 2001, and January 31, 2000. At January 31, 2001, the Company's deferred tax asset amounted to $29,031,000 and related primarily to net operating loss carry-forwards incurred in the United States and Sweden.
Net operating loss carry-forwards may be used to offset future income for up to 15 years in the United States and indefinitely in Sweden. In light of the fact that future operating results will depend on numerous factors, including acceptance of the Company's products, management determined that $13,958,000 was an adequate valuation allowance against the deferred tax asset recorded at January 31, 2001. The Company will continue to measure the deferred tax asset against future performance and the related carry-forward period and may decide to increase or decrease this valuation allowance in the future.


7. Segment Information

The Company operates in one industry segment, the design, development, marketing, licensing, and support of client/server application software.
The Company is managed on a geographic basis and the Company's management evaluates the performance of its segments and allocates resources to them based upon income (loss) from operations. Income (loss) from operations for the geographic segments excludes general corporate expenses and product development costs. The majority of software development occurs in Sweden although the Company maintains some development facilities in the United States. Product development costs and general corporate expenses are reported in the Corporate segment. Assets by reportable segment are not disclosed since the Company's management does not consider segmented balance sheet information material. Segment data includes inter-segment revenues.

The table below presents information about the Company's reportable segments:
                            Three Months Ended          Nine Months Ended
                                January 31,                January 31,
                            2001         2000          2001         2000
                          --------     --------      --------     --------
                              (in thousands)              (in thousands)
Revenues:
     United States        $  5,896     $  5,842      $ 22,266     $ 18,124
     Sweden                  7,246        7,470        19,468       24,184
     United Kingdom          1,472        1,205         4,565        4,417
     Netherlands               972        3,641         5,184        4,884
     Germany                    --          168            --          310
     France                     --           --            --           --
     Australia                 244          416           883        1,601
     Finland                   125           --           216           --
     Intercompany             (886)          --        (2,197)          --
     Corporate                 321          137           485          323
                          --------     --------      --------     --------
                          $ 15,390     $ 18,879      $ 50,870     $ 53,843
                          ========     ========      ========     ========

Income (loss) from operations:
     United States        $  1,550     $   (210)     $  8,090     $ (1,042)
     Sweden                    902          200            52        2,614
     United Kingdom           (117)        (650)         (200)        (946)
     Netherlands              (141)       2,020         1,778        1,196
     Germany                    --           28            --         (553)
     France                     --           --             3          (57)
     Australia                (100)           7          (263)         388
     Canada                     (1)          (1)           (3)         (23)
     Finland                    63           --            28           --
     Intercompany             (365)         (33)       (1,237)         (98)
     Corporate              (5,408)      (7,928)      (16,999)     (23,303)
                           --------    --------      --------     --------
                          $ (3,617)    $ (6,567)     $ (8,751)    $(21,824)
                          ========     ========      ========     ========

8. Restructuring

During the fourth quarter of fiscal 1999, the Company incurred a $3,522,000 restructuring charge in connection with a cost realignment plan. The following table presents the restructuring activity through January 31, 2001:

                                      Accrual                                Accrual
                                       as of      Utilization                 as of
                                      April 30,       of        Currency    January 31,
                                        2000        accrual       effect        2001
                                    ----------    ----------    ----------    ---------
-
Severance benefits                $     247     $    (117)    $      (5)    $     125
Lease obligations and terminations        4            (4)           --             0
Other                                     6            (6)           --             0
                                  ----------    ----------    ----------    ----------
Total                             $     257     $    (127)    $      (5)    $     125
                                  ==========    ==========    ==========    ==========

In connection with the Company's acquisition of Abalon in fiscal 1999, additional purchase liabilities of $549,000 were recorded for severance and related costs and $433,000 for costs associated with the shut down and consolidation of certain acquired facilities. As of January 31, 2001, the remaining liabilities for these costs were $43,000 and $18,000, respectively. The Company expects to complete the integration during the current fiscal year.



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

OVERVIEW

   Industri-Matematik International Corp. and its subsidiaries develop, market, and support client/server application software that enables manufacturers, distributors, and wholesalers to more effectively manage the supply chain. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991. In
1993, the Company introduced System ESS(R), which was designed to meet the needs of multinational manufacturers, distributors, and wholesalers. In
May, 1999, the Company introduced VIVALDI(TM), a suite of open applications which provide full capabilities for managing and executing the global fulfillment and customer service process. VIVALDI includes System ESS components, Customer Relationship Management Software, Open Warehouse, and other components. During fiscal year 2000, the Company began marketing eCRM/eFulfillment, a pre-integrated configuration of VIVALDI components for web-based businesses, and during fiscal 2001, the Company introduced VIVALDI Net Series (TM) and VIVALDI Portal (TM), which facilitate collaboration among suppliers, manufacturers, and customers via the Internet, and VIVALDI Store Replenishment (TM), which helps companies minimize inventory and operating expenses.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                           Three Months Ended       	     Nine Months Ended
                              January 31,                      January 31,
                            2001        2000                2001         2000
Revenues:
  Licenses                  13.2         23.0               19.7         13.0
  Services and maintenance  82.0         74.7               77.0         85.0
  Other                      4.8          2.3                3.3          2.0
                          -------     -------            -------      -------
     Total revenues        100.0        100.0              100.0        100.0

Cost of revenues:
  Licenses                   1.2          4.6                1.4          2.6
  Services and maintenance  58.5         64.5               54.0         68.8
  Other                      0.7          0.6                0.8          0.5
                         -------       ------            -------      -------
     Total cost of revenue  60.4         69.7               56.2         71.9
                         -------       ------            -------      -------
     Gross profit           39.6         30.3               43.8         28.1
                         -------       ------            -------      -------

Operating expenses:
 Product development        24.3         24.7               22.6         25.2
 Sales and marketing        22.2         26.3               23.2         28.8
 General and administrative 14.1         12.3               13.0         12.7
 Amortization of goodwill and
   other intangible assets   2.4          1.8                2.2          1.9
                         -------      -------            -------      -------
     Total operating
     expenses               63.0         65.1               61.0         68.6
                         -------      -------            -------      -------
Loss from operations       (23.4)       (34.8)             (17.2)       (40.5)
                         -------      -------            -------      -------
Other income (expense):
  Interest income            2.3          3.5                2.5          3.4
  Interest expense          (0.0)        (0.1)              (0.0)        (0.1)
  Miscellaneous
   income (expense)         (6.4)        (0.2)              (1.8)        (0.1)
                         -------      -------            -------      -------
Loss before income taxes   (27.6)       (31.6)             (16.5)       (37.3)
Benefit for income taxes      --           --                 --           --
                         -------       -------            -------     -------
Net loss                   (27.6)       (31.6)             (16.5)       (37.3)
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

Total revenues decreased 18.5% to $15.4 million in the three months ended January 31, 2001, from $18.9 million in the three months ended January 31, 2000. In the first nine months of fiscal 2001, total revenues decreased 5.5% to $50.9 million from $53.8 million in the first nine months of fiscal 2000. The Company currently derives substantially all of its revenues from software licenses and related service and maintenance.

    SOFTWARE LICENSE REVENUES. Revenues from software licenses decreased 53.1% to $2,0 million in the three months ended January 31, 2001, from $4.3 million in the three months ended January 31, 2000. In the first nine months of fiscal 2001, revenues from software licenses increased 42.8% to $10.0 million from $7.0 million in the first nine months of fiscal 2000. The decrease in software license revenues during the three months ended January 31, 2001, was due primarily to a lengthening of its sales cycle.

    SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance decreased 10.6% to $12.6 million in the three months ended
January 31, 2001, from $14.1 million in the three months ended January 31, 2000. In the first nine months of fiscal 2001, revenues from service and maintenance decreased 14.4% to $39.2 million from $45.8 million in the first nine months of fiscal 2000. The decrease in service and maintenance revenues was related primarily to the decrease in software licenses sold during fiscal 2000 and 1999. Increases and decreases in the absolute dollar amount of service and maintenance revenues tend to track fluctuations in software license revenues in prior periods. Service and maintenance revenues as a percentage of total revenues increased to 82.0% in the three months ended January 31, 2001, from 74.7% in the three months ended January 31, 2000, and decreased to 77.0% in the first nine months of fiscal 2001 from 85.0% in the first nine months of fiscal 2000. The increase in service and maintenance revenues as a percentage of total revenues during the three months ended January 31, 2001, was the result of the decline in software license revenues during that period. The decrease in service and maintenance revenues as a percentage of total revenues during the nine months ended January 31, 2001, was related to the increase in software license revenues during the first half of fiscal 2001 compared to the same period in the prior fiscal year.

    OTHER REVENUES. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues increased 73.2% to $738,000 in the three months ended January 31, 2001, from $426,000 in the three months ended January 31, 2000. In the first nine months of fiscal 2001, other revenues increased 60.9% to $1,689,000 from $1,050,000 in the first nine months of fiscal 2000. Other revenues as a percentage of total revenues increased to 4.8% in the three months ended January 31, 2001, from 2.3% in the three months ended January 31, 2000, and increased to 3.3% in the first nine months of fiscal 2001 from 2.0% in the first nine months of fiscal 2000. Other revenues vary over time as a percentage of total revenues due to the size of specific hardware sales and to fluctuations in software license revenues.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of the Company's software products and, occasionally, the cost of third-party complementary software that is licensed together with or without being embedded into the Company's software products. In addition, cost of software license revenues may include royalty fees paid to partners that are directly related to license sales. Cost of software license revenues was $192,000 and $877,000 in the three months ended January 31, 2001, and 2000, respectively, representing 9.4% and 20.2% of software license revenues. Cost of software license revenues was $688,000 and $1.4 million in the first nine months of fiscal 2001 and 2000, respectively, representing 6.9% and 20.1% of software license revenues. The decrease in cost of software license revenues as a percentage of software license revenues in the three and nine months ended January 31, 2001, compared to the same periods in the prior year was due to higher royalty fees paid to integration partners in fiscal 2000.

    COST OF SERVICE AND MAINTENANCE REVENUES. Cost of service and maintenance revenues consists primarily of costs associated with consulting, implementation, and training services including the cost incurred by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of service and maintenance revenues also includes the cost of providing software maintenance to customers, such as telephone hotline support.

    Cost of service and maintenance revenues was $9.0 million and $12.2 million in the three months ended January 31, 2001, and 2000, respectively, representing 71.4% and 86.3% of service and maintenance revenues. Cost of service and maintenance revenues was $27.5 million and $37.1 million in the first nine months of fiscal 2001 and fiscal 2000, respectively, representing 70.1% and 80.9% of service and maintenance revenues. The decrease in the cost of service and maintenance revenues in absolute dollar amounts was primarily due to a reduction in the number of employed consultants, a reduction in the use of outside consultants, and a decrease in the amount of service and maintenance performed. The cost of service and maintenance revenues decreased as a percentage of service and maintenance revenues as a result of better utilization of the employed consultants.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $113,000 and $106,000 in the three months ended January 31, 2001, and 2000, representing 15.3% and 24.9% of other revenues, respectively. Cost of other revenues was $413,000 and $265,000 in the first nine months of fiscal 2001 and fiscal 2000, representing 24.4% and 25.2% of other revenues, respectively.

    PRODUCT DEVELOPMENT. Product development expenses were $3.7 million and $4.7 million in the three months ended January 31, 2001, and 2000, respectively, representing 24.3% and 24.7% of total revenues. These same expenses were $11.5 million and $13.6 million in the first nine months of fiscal 2001 and 2000, respectively, representing 22.6% and 25.2% of total revenues. The decrease in product development expenses in absolute dollars was due to a decrease in the number of product development personnel.

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

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $3.4 million and $5.0 million in the three months ended January 31, 2001, and 2000, respectively, representing 22.2% and 26.3% of total revenues. These same expenses were $11.8 million and $15.5 million in the first nine months of fiscal 2001 and 2000, respectively, representing 23.2% and 28.8% of total revenues. The decrease in sales and marketing expenses in absolute dollar amount and as a percentage of total revenues was primarily due to fewer sales and marketing activities during fiscal year 2001 and a reduction in the size of the sales organization, along with other related overhead items.

    GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other services. General and administrative expenses were $2.2 million and $2.3 million in the three months ended January 31, 2001, and 2000, respectively, representing 14.1% and 12.3% of total revenues. The decrease in absolute dollars was primarily due to a refund of amounts paid into a National Swedish pension fund. General and administrative expenses were $6.6 million and 6.8 million in the first nine months of fiscal 2001 and 2000, respectively, representing 13.0% and 12.7% of total revenues.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets relates to the fiscal 1998 acquisition of Ceratina International AB and the fiscal 1999 acquisition of Abalon AB. Goodwill and other intangible assets are amortized over a 5 to 10 year period. Amortization of goodwill and other intangible assets was $374,000 and $346,000 in the three months ended January 31, 2001, and 2000, respectively, representing 2.4% and 1.8% of total revenues. These same expenses were $1.1 million and $1.0 million in the first nine months of fiscal 2001 and 2000, respectively, representing 2.2% and 1.9% of total revenues.

OTHER INCOME (EXPENSE)

    Other income comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $353,000 and $651,000 in the three months ended January 31, 2001, and 2000, respectively, representing 2.3% and 3.5% of total revenues. Interest income was $1.3 million and $1.9 million in the first nine months of fiscal 2001 and 2000, respectively, representing 2.5% and 3.4% of total revenues. The decrease was due to a decrease in the levels of short-term investments and cash held in interest-bearing accounts compared to the amounts invested in the same period in the prior year as a result of the Company's net loss. Interest expenses were $1,000 and $14,000 in the three months ended January 31, 2001, and 2000, respectively, representing 0.0% and 0.1% of total revenues. These same expenses were $12,000 and $55,000 in the first nine months of fiscal 2001 and 2000, respectively, representing 0.0% and 0.1% of total revenues. The decrease in the absolute dollar amounts is due to repayments on a small external credit facility during fiscal year 2000.

HEDGE TRANSACTION

During November, 2000, the Company entered into a hedge transaction with a Bank to offset potential liability under Swedish tax law upon exercise of stock options by employees subject to Swedish taxation. The arrangement involved the issuance by the Bank of a call to the Company settleable in cash which the Bank elected to cover by purchasing shares of the Company's Common Stock. The call is offset by the Bank's right to put shares of Company Common Stock to the Company. Gain or loss to the Company on the closing of the transaction will be realized based upon the increase or decrease in the price of the Company's Common Stock. The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. It is anticipated that the hedge transaction will be open for several years. As part of that transaction, the Company deposited $2,136,000 with the Bank and recorded a non-current asset in that amount. As a result of the decline in the value of the Company Common Stock at January 31, 2001, the Company recorded a non-operating charge of $945,000 for the three months ended January 31, 2001. This charge will be reviewed quarterly and adjusted to reflect the underlying Common Stock value.

LIQUIDITY AND CAPITAL RESOURCES

    As of January 31, 2001, the Company had $30.0 million of working capital, including $11.3 million in cash and cash equivalents and $17.2 million in short-term investments, as compared to $32.7 million of working capital as of April 30, 2000, including $12.0 million of cash and cash equivalents and $19.8 million in short-term investments. Accounts receivable, net of allowance for doubtful accounts, decreased to $10.3 million at January 31, 2001, from $20.2 million at April 30, 2000, and the average days' sales outstanding, including contract receivables, was 71 days for the three months ended January 31, 2001, compared to an average of 62 days for fiscal year 2000. The allowance for doubtful accounts of $2.5 million at January 31, 2001 remained at approximately the same level as at April 30, 2000. During the three months, the Company charged approximately $0.6 million to bad debts in the dotcom sector. The Company does not anticipate any significant exposure to these types of bad debt write-offs in the near future. Liquidity also was affected by the deposit referred to above under the heading "Hedge Transaction."

    The Company believes that existing cash and cash equivalent balances, short-term investments, and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

YEAR 2000

     The Company devoted a substantial amount of time to validate that the standard versions of its principal products were Year 2000 compliant and would with retained functionality store, process, and receive date and time data for periods before and after the turn of the century if correct date and time data were inputted. With respect to customized code developed for specific customers to address specific customer needs and to interface with legacy and other software applications, the Company developed a toolset to assist such customers in assessing and renovating Year 2000 issues with respect to such code. While the Company does not warrant the Year 2000 compliance of any such customized code, it cannot be sure that it will not have a dispute with a customer over whether particular code is standard or customized, although to date none has arisen.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Except for the transaction referred to above under the heading "Hedge Transaction", the Company does not believe it is exposed to market risks with respect to any of its investments and does not utilize market rate sensitive instruments for trading or other purposes.

                  PART II. - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              None.

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the three months ended January 31, 2001.

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


DATE: March 9, 2001