Form 10-K
period 2001-04-30
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 2001-07-30
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on July 26, 2001, was approximately $17,700,000.

    At July 26, 2001, 32,298,073 shares of the registrant's Common Stock, $.01 par value, were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

      The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2001 Annual Meeting of Shareholders ("2001 Proxy Statement").




This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this report generally, including the documents incorporated in this Report by reference. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those appearing elsewhere in this Report and in the documents incorporated in this Report by reference. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

IMI develops, markets, and supports client/server and internet based application software that enables manufacturers, distributors, wholesalers, retailers, logistics service providers and e-businesses to more effectively manage their supply chains and their customer relationships. Supply chain management encompasses the execution of multiple customer-focused order fulfillment processes, including order management, pricing and promotion, handling, sourcing, warehouse management, transportation management, service management, and replenishment planning and coordination. These processes are made more efficient and effective through collaboration with vendors, customers, and service providers, and, based upon this collaboration IMI's software product monitors and manages events beyond the physical limitations of the enterprise. CRM encompasses the development and management of customer relationships through the processes of marketing and selling, and capturing, processing, fulfilling, and servicing customer orders. It includes activities such as marketing campaign management and analysis, sales force automation, call center management, customer maintenance and service, and customer retention and support.

The Company's suite of software products, marketed as VIVALDI(TM), is designed to meet the complex fulfillment and customer service needs of distribution-intensive businesses. VIVALDI products allow customers to leverage the value of their existing enterprise systems by integrating with legacy, new client/server, and new internet based manufacturing, advanced planning, and financial management systems. VIVALDI products provide an easy-to-install, quickly implemented fulfillment and customer service backbone enabling additional functionality and capabilities as the business grows.

Representative customers of IMI include Albert Heijn, AT&T Pre-Paid Phone Cards, Brunswick Corporation - Mercury Marine, CoShopper.com, Canadian Tire Corporation, Ericsson, FedEx Corp., Hakon, J.R. Hillebrand, The Kellogg Company, Kramp Groep, SCO Unix, Shenker-BTL, Sherwin-Williams Company, Smuckers, Spray AB, Starbucks Corporation, Telia AB, TNT, Volvo Action Services, and West Farm Foods.

INDUSTRY BACKGROUND

The current or "new" economy has fundamentally changed the way companies compete by forcing them to shift their business models from the traditional Buy/Hold/Sell model where they buy or make materials or finished goods and hold them in inventory while they try to sell them. The trend today is towards a more dynamic and fluid model where companies first sell a product, source or build it based on the customer's needs, and then ship it to the customer. Pure e-businesses are the best example of this new model, but traditional, distribution-intensive manufacturers, wholesalers, and retailers are being forced to adapt their business processes to compete.

Advanced fulfillment and customer service software applications are helping companies accelerate this shift by enabling them to anticipate shifts in customer demand earlier and respond more quickly by reducing cycle time and moving product through their supply chains at a more rapid pace freeing up working capital invested in inventory for other parts of the business. Today, companies are competing based on their supply chains instead of competing with product. As a result, there is an increasing demand for advanced supply chain management software solutions that can meet the rigorous demands of the new economy by providing real-time information to companies about their customers, their supply chains, and their business and operational performance.

In this new environment, the Internet provides customers with immediate and constant access. This means the ability to place an order at anytime, from anywhere, for anything. Continuous ordering - 24 hours per day, 7 days per week, 365 days per year ("24/7/365") - is increasing the order volumes, velocity, and complexity that companies must handle. As a result, many companies need fulfillment solutions that can handle much higher transaction volumes and more complex logistics to satisfy customers.

To meet these needs, enterprises are extending their supply chain capabilities by enabling collaboration with trading partners, such as customers, vendors, and services providers. This collaborative environment enables more efficient and effective control and visibility for all of the processes necessary for supply chain management.

Another area that is taking on critical importance in collaborative supply chains is customer relationship management ("CRM"). With increased access to information comes an increased need for around the clock customer service. Call centers need to be available at any time to answer questions, configure orders, and provide service. By integrating customer relationship capabilities with advanced supply chain solutions, companies can manage customers throughout their entire relationship - from the time they acquire them, to the time they fulfill their orders, to the time they service them. As a result, companies will be able to capture, access, and leverage critical customer information about marketing, order fulfillment, product preference, and service requirements. This is high-value information as companies strategize on how to increase customer retention, target new product offerings, and differentiate customers by revenue and profit potential.

For web-based businesses, fulfillment and customer service are the keys to customer retention and profitability. To date, most web-based businesses have focused the majority of their efforts on attracting new visitors and providing an appealing shopping experience on-line. Thus far, this has not led to profitability as even the largest web-based businesses have failed to handle the difficult task of fulfilling their customer commitments in a way that is satisfactory to the customer and profitable to the company.

STRATEGY

IMI's objective is to be a leading supplier of advanced supply chain software solutions to markets with complex, high-performance supply chain requirements. To accomplish this, IMI configures industry-specific solutions to meet the specific requirements of different supply chain environments.

IMI serves three principal categories of customers with supply chain software products:

     1. Large, distribution-intensive companies in wholesale, retail, and consumer goods manufacturing with complex supply chain requirements that need enterprise-wide software solutions.

     2. Web-based businesses selling goods and services over the Internet that need fulfillment and customer service solutions.

     3. Logistics service providers who manage supply chain processes for their clients.

The Company serves these three types of customers from a common product platform. While IMI approaches each market with some common strategies, each also has its own unique elements.

Industry-Specific Solution Sets.

The Company has focused its marketing, sales, and product development efforts in enterprise applications in specific target markets, particularly the consumer packaged goods market and the high-volume wholesale distribution industry. Two years ago, the Company set out to establish a presence in other vertical markets characterized by a need for highly flexible order fulfillment solutions that can support complex logistics and high transaction volumes. These new segments include large consumer durable goods manufacturers and retailers

Expanded Usage within Existing Customer Base.

The Company's traditional enterprise customers are large, multinational businesses that initially have licensed Company software for use within one or more specific divisions. IMI believes that a significant opportunity exists within its established customer base to expand usage of its software by licensing new sites and additional users as well as licensing its new applications like warehouse management, store replenishment, and CRM.

Enhanced Core Product Functionality.

The Company will continue to focus its product development resources on the development and enhancement of advanced supply chain management software solutions. IMI has over 25 years of experience in developing logistics management software, and the Company intends to continue to increase product functionality through both in-house development and selected acquisitions. IMI currently is funding development efforts to increase order volume throughput, enhance and expand Internet and Intranet applications, enable collaborative supply chain management, and extend its use of object-oriented technology.

Integration with Complementary Products.

The Company believes that the ability to offer a software product that can integrate seamlessly with selected third party components to provide a comprehensive solution tailored for a particular vertical market is a key competitive advantage. The Company intends to continue to integrate its solutions with complementary planning, manufacturing, finance, and decision support systems developed by others. Global Partner agreements have been signed to that effect with IBM, Business Objects S.A., Viewlocity, Taxware International, Inc., and Jetform Corporation as well as regional agreements with additional software partners and hardware partners such as Ericsson and Symbol Technologies. The Company will also continue to develop capabilities designed to open its application environment to accepted standards for messaging and integration. Consistent with that effort, the Company has determined that it will subscribe to the Open Applications Group (OAG) standards and practices.

IMI's solution is a fulfillment and service transaction backbone for web-based businesses rather than a front-end shopping experience. As such, it is designed to integrate easily with most web front-end storefront solutions.

Partnerships to Leverage Third Party Strengths.

In addition to its direct sales and support organizations, the Company has and intends to continue to establish partnerships with third parties to assist the Company in developing customer relationships and in customizing and implementing its solutions. In connection with specific implementations, the Company has partnered with Accenture (f/k/a Andersen Consulting, LLC), Computer Sciences Corporation, IBM, and MCI Systemhouse in the United States, and Cap Gemini, ECsoft Group, and Plus Integration in Europe. The Company intends to rely more on partners like these for implementation services to accelerate customer development activities.

IMI PRODUCTS and SERVICES

Overview

     IMI's software enables large manufacturers, distributors, wholesalers, logistics service providers, and retailers to fulfill and service their customers' orders faster and more efficiently. The Company believes that e-commerce is fundamentally changing the ways companies compete and that fulfillment and customer service will be the two most critical elements for supply chain excellence and competitiveness going forward.

IMI's VIVALDI Suite of software addresses these high-performance challenges by combining and integrating best-of-class capabilities in Advanced Order Management, Supply Chain Execution, and Customer Relationship Management. The components in the VIVALDI Suite are specifically designed to manage complex, multi channel, high-volume supply chains that require collaborative execution capabilities. These environments demand customer responsiveness.

One of the most expensive and time consuming systems challenges businesses face is building a custom order management system into their web front end in order to provide customers with information on the availability of products and services, order status, pricing, and ship date. Once they build them, they are often difficult to maintain and impossible to scale with increasing order volumes. Another challenge businesses face is integrating their web front end with their customer contact centers to enable call center agents to be truly knowledgeable about their customers and provide the most responsive customer service possible. This new channel of sales and distribution must also be integrated with the existing enterprise systems to allow for a seamless customer interface.

IMI's solutions solves these problems by providing a pre-configured, pre-integrated contact center and fulfillment solution that can be seamlessly and tightly integrated to almost any web front end and leverages the best-of-class capabilities of IMI's enterprise business solution applications. The software is designed for very fast implementation and to scale for future growth and is built to handle very high volumes and complex logistics. The Company believes it is the first to offer such a package. At a practical level, VIVALDI replaces inventory with information. This helps companies reduce inventories while at the same time delivering products more quickly and efficiently while improving customer service. Some of VIVALDI's advanced capabilities include:

Full-Circle Customer Management. VIVALDI enables companies to capture information throughout the customer's lifecycle so that they can segment and differentiate between customers, create profiles that identify how to best service and support them, identify opportunities to sell additional products and services, and provide visibility into all customer interactions and activities.

Fulfillment Coordination. VIVALDI increases the velocity and efficiency of a company's supply chain by coordinating, monitoring, and measuring the physical movement of goods both inside and outside of the organization. Through the use of intelligent messaging and alert capabilities, VIVALDI can identify events that impact a company's ability to execute and deliver the product to the customer on time. This allows trading partners to coordinate their plans and schedules across inter-enterprise supply chains and measure and analyze the performance of vendors, products, and processes throughout complex Global Logistics. VIVALDI's advanced logistics engine allows complex orders to be captured and fulfilled seamlessly by treating each line of an order independently. This "order line independence" allows a customer order to be serviced automatically by any number of sales organizations, from any number of dispersed inventory locations, and for any number of customer destinations. Moreover, this capability allows the individual order lines in a customer order to be fulfilled simultaneously or sequentially. With VIVALDI, a customer can place a single order that mixes supply modes, shipping dates and destinations, pricing structures, discount schedules, special promotions, and terms of payment. In addition, VIVALDI enables companies to automate the order fulfillment process, reduce order cycle time and administrative costs, and present information in a form which is optimized for detailed measurement and planning.

High-Volumes. VIVALDI is built on an architecture that provides for extremely reliable and scalable transaction handling. VIVALDI enables 24/7/365 computing and handles two to three times the transaction volume of any other packaged application.

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

Enterprise Applications

In 1999, the Company began marketing its products as VIVALDI, a suite of global fulfillment and customer service applications for e-commerce and supply chain management. VIVALDI is a combination of the Company's former product, System ESS(R), an advanced order management and supply chain execution application, together with warehouse management and demand replenishment capabilities and customer relationship management solutions. More recently the Company has added a retail store replenishment capability, extended supply chain event management capabilities, and portal technology.

VIVALDI is a suite of open applications that provide capabilities for managing and executing global fulfillment and customer service processes in an inter-enterprise supply chain environment. These processes include marketing and sales campaign management, order capture and fulfillment, distribution management, warehouse management, demand replenishment, price and promotion management, global organization management, electronic commerce, call center management, customer service, supply chain event management and decision support.

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

The VIVALDI Suite is divided into four basic areas - each with a separate set of components.

VIVALDI Advanced Order Management ("AOM")

VIVALDI AOM improves the flexibility, responsiveness, and speed of order processing and fulfillment operations. It has the ability to define and support a global fulfillment and customer service organization that covers multiple countries, legal entities, currencies, suppliers, and customers to ensure that businesses can distribute products from any location and support local business practices across international borders. Each customer demand is handled smoothly and with minimal intervention to ensure a quick, efficient outcome for the business and its customers. AOM's proven high-volume engine coordinates and monitors the progress of orders and material through the most complex supply chains ensuring maximum flexibility, streamlined operations, and speed. These capabilities allow an enterprise to operate in a multi-channel environment, realize optimal operational efficiencies, and maximize customer service.

Recently added capabilities allow the VIVALDI software to automatically prioritize information and customers for customer service professionals using intelligent and dynamic information filtering. This allows for more responsive customer visibility and service based on customer preferences and history and creates opportunities for targeted cross-selling and up-selling.

VIVALDI SUPPLY CHAIN EXECUTION ("SCE")

VIVALDI SCE enables companies to improve the flexibility, responsiveness, and speed of their supply chain operations. SCE coordinates, manages, and monitors the progress of orders and material through the supply chain to ensure maximum flexibility, efficiency, and speed.

SCE includes point applications with significant scalability, flexibility, and functionality. The applications are built for stand-alone use as well as for integration with VIVALDI AOM and most ERP and legacy systems. SCE includes components that manage end-to-end replenishment processes, as well as high speed fulfillment centers for warehouse operations and return processing.

VIVALDI NET SERIES

VIVALDI NET SERIES is a recently developed product offering which delivers the capabilities for supply chain event management ("SCEM"). In today's world of inter-enterprise supply chains, there is the need for visibility and control of all movement and activities effecting the entities and participants in the supply chain. SCEM provides enterprises with the ability to monitor and control all activities, as they occur, in the extended supply chain. This collaborative ability enables companies to develop supply chain processes and practices which maximize the potential for implementing world class supply chain best practices.

The initial SCEM components have been developed in a joint project with an IMI customer. The continued development of the full solution set will be completed and brought to market through a series of joint development efforts with market leading customer/partners.

VIVALDI CUSTOMER RELATIONSHIP MANAGEMENT ("CRM")

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

VIVALDI CRM gives organizations that single view, and along with it, the ability to manage customers from the time they are targeted and acquired, through fulfillment, and onto service and support. Marketing, sales, logistics, and supply chain processes are integrated through common data environments that support information sharing. VIVALDI CRM also utilizes the latest Internet and wireless technologies. With all these capabilities, companies can manage their customer relationships more responsively and efficiently. VIVALDI CRM marries the functionality of a world class CRM application with the deep domain expertise in logistics and distribution that IMI has demonstrated for the past 25 years.

VIVALDI CRM delivers functionality to enable companies to deliver marketing and sales force automation, and improves customer interaction via world class contact center capabilities.

Pricing

     The license fees for VIVALDI have been determined based on specific components, number of servers, number of defined users, and the projected number of order lines to be processed per year in the customer's system.

Software Tools

     The Company supports its products with a range of software tools developed by the Company or by third parties. These tools are used by the Company to develop, deliver, and maintain the software and by the Company's customers to implement, develop extensions to, and support the software.

     TRIM. TRIM is a 4GL application development tool that is optimized for applications involving large transaction volumes and large numbers of concurrent users. TRIM is licensed to the Company from Trifox, Inc. and was used by the Company to develop System ESS and VIVALDI. TRIM also is sold as an application development tool to customers requiring the ability to develop custom applications.

     SDCM. SDCM, the Software Development and Configuration Manager tool, allows the Company to develop, deliver, and maintain VIVALDI. SDCM also allows customers to develop customized functionality in a multi-user environment, control the modification of programs, documentation, and databases, as well as manage data security and system integrity in the implementation of its software.

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

CUSTOMER SERVICE AND SUPPORT

The Company believes that providing a high level of customer service and technical support is essential to customer satisfaction and timely implementation of its software applications. As of April 30, 2001, IMI had 298 employees worldwide in its services and maintenance organization providing software maintenance and support, training, and consulting services.

IMI provides the following services and support to its customers:

VIVALDI VALUE IMPROVEMENT PROCESS ("VIP")

VIVALDI VIP enables companies to quantify the bottom line impact the software can have on an organization and target an implementation strategy to deliver and measure that value efficiently.

There are three steps in the process:

     Value Improvement Analysis ("VIA") - a tool that provides a structured way to identify and quantify the highest potential area for increased profitability and customer satisfaction within a company.

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

Implementation and Technical Services. Customers have the option of purchasing implementation services for VIVALDI from IMI or third-party providers. Implementation services typically involve assistance with the integration of the software with other software applications and databases used by the customer. Such software applications and databases will vary from customer to customer, but often include legacy management, support, logistics, or ERP applications. The integration of the software with a customer's existing applications allows the customer to utilize the application more efficiently by linking data flows between the IMI software and various existing applications. Such integration is not, however, a prerequisite to the basic functionality of the IMI software. Product extensions are developed using the same software tools used in VIVALDI and state of the art software configuration management tools document all of the additions made to the software for each customer for future upgrades of the software.

The Company has established a Strategic Supply Chain Alliance Program ("SSCA") which trains and certifies third party providers. SSCA participants include: Worldwide -- Accenture, Cap Gemini, Emerald Solutions, IBM, and Oracle Consulting; North America -- Safeguard Solutions Inc. and Unisys Inc.; and Europe -- Ceratina Logistics OY, Debis, ECsoft, Icon Medialab, Logistics Consultancy Norway Medata, Ordina, Tamperen Systemitiimi, and Tieto-Enator. These companies provide systems integration and expertise to IMI customers and aid in the implementation of and ongoing technical consulting for IMI's software solutions. The implementation of VIVALDI, which generally includes the integration of the software with existing customer application software and customer training, typically requires 3 to 12 months.

Training Services. IMI customers can receive, for a fee, training either at the customer's premises or at one of IMI's offices. Course offerings are divided into three primary blocks: VIVALDI, System Administration, and System Development. Customers who purchase training services receive training in the use of the software, particularly in the use of some of the software's more advanced features. Customers often purchase training services as a means of efficiently introducing those staff members who will be users of the software to the basic operation of the system. Such training services are not, however, necessary for VIVALDI to function.

Customer Support. The Company has fully-staffed support centers in the United States, the United Kingdom, and Sweden. IMI provides 24 hour a day, 7 day a week support through the Web, electronic mail, and telephone, and uses logging/tracking systems for quality assurance.

CUSTOMERS

The following list below features some of IMI's customers worldwide:

Ahlsell (Sweden)                      Albert Heijn (Netherlands)
ASG Finland (Finland)                 AT&T Pre-Paid Phone Cards (US)
British Airways (UK)                  Brunswick Corp/Mercury Marine (US)
Canadian Tire (Canada)                Canal Digital (Norway)
Cornerstone AB (Sweden)               CoShopper.com  (Norway)
Electronic Business Partners (Sweden) ERA Taiwan (Taiwan)
Ericsson Business Networks (Sweden)   FedEx Corp. (US)
Forlagscentralen (Norway)             Gamesa/Frito Lay (Mexico, Neth., US)
GE Plastics (US)                      General Domestic Appliances (UK)
Hakon (Norway)                        InterPharm Group B.V. (Netherlands)
J.F. Hillebrand (Neth., France, SA)   Kramp Groep (Netherlands, German, UK)
K-World Knowledge Network (Sweden)    Land O'Lakes (US)
LeGrand (France)                      LM Ericsson Data (Sweden)
Mind Innovative AB (Sweden)           National Grid Ltd.  (UK)
New Zealand Dairy Industry            PDC Inc. (US)
Ralcorp (US)                          Resco (Sweden)
SCO Ltd. (UK)                         Schenker-BTL (Sweden)
Sherwin-Williams (US)                 Starkist Foods (US)
Smuckers (US)                         Spray International (Germany, Sweden)
Starbucks (US)                        Sun Valley Foods Ltd. (UK)
Telia AB (Sweden)                     VLT (Sweden)
Volvo Action Services (Sweden, US)    VWR Scientific Products (US)
Walker Foods/Frito Lay (UK)           Warner Elektra-Atlantic (US)
West Farm Foods Inc. (US)             Zurn Industries (US)

License sales of VIVALDI have usually been (and are expected to continue to be) for large dollar amounts, with licenses ranging from $0.5 million to $5.0 million.

As a result of large VIVALDI license sales, individual customers have in the past accounted for more than 10% of total revenues in particular quarterly periods. For the years ended April 30 1999, April 30, 2000, and April 30, 2001, respectively, the Company had no single customer representing more than 10% of total revenues. The Company believes that the loss of any of its customers would not have a material adverse effect upon the Company's business, operating results, or financial condition. The Company does not expect any of its current customers to account for 10% or more of its total revenues in fiscal 2002, but the Company expects that individual customers (the identity of which likely will change on a quarterly basis) will continue to account for 10% or more of the Company's total quarterly revenues in future periods.

SALES AND MARKETING

The Company sells and supports its products through direct sales and support organizations in Sweden, Finland, Norway, North America, Australia, Germany, the Netherlands, and the United Kingdom. The Company's corporate administrative offices are in Stockholm, Sweden, and it maintains offices for product development, sales, and/or support in Mt. Laurel, New Jersey; London, United Kingdom; Zeist, the Netherlands; Melbourne, Australia; and Stockholm, Gothenburg, Linkoping, and Hassleholm, Sweden.

As of April 30, 2001, the Company employed 61 sales and marketing personnel. The Company intends to maintain current expenditures for marketing activities worldwide to support its direct sales force. These programs will include public relations, direct mail, trade shows, product seminars, web marketing, user group conferences, and ongoing customer communication programs.

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

IBM Relationship

In September, 1999, the Company signed a partnership agreement with IBM Corporation. As part of this agreement, the Company was chosen by IBM to be one of three software vendors (along with i2 Technologies and EXE Technologies) in IBM's Global Supply Chain Management initiative. As part of this initiative, IBM recommends and delivers end-to-end supply chain management solutions to its customer base that may include IBM's own consulting, middleware, hardware, and/or implementation services as well as IMI's software applications. The agreement calls for joint sales, marketing, product development, and research and includes a fee for IBM every time the Company sells a new software license based on IBM's recommendation. The Company believes this agreement can benefit its business development activities going forward.

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

PRODUCT DEVELOPMENT

The Company has devoted significant resources to product development since its inception, and the Company's product development expenses for the years ended April 30, 1999, 2000, and 2001 were $24.3 million, $17.8 million, and $15.5 million respectively. As of April 30, 2001, the Company employed 112 people in product development. The Company believes that its future success depends upon its ability to continue to enhance existing products, respond to changing customer requirements, and develop and introduce new or enhanced products that keep pace with technological developments and emerging industry standards. There can be no assurance that the Company will be successful in developing enhanced versions of VIVALDI or other new products on a timely basis, or that such enhancements or new products, when introduced will achieve market acceptance or will adequately address the changing needs of the marketplace.

EMPLOYEES

As of April 30, 2001, the Company employed a total of 534 full-time employees, including 355 in Sweden, 114 in the United States, 39 in the United Kingdom, 19 in the Netherlands, and 7 in Australia. The Company believes its future success will depend in part upon its ability to attract and retain highly skilled management, marketing, sales, consulting, and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating, and retaining such personnel in the future. Of the Company's full-time employees, 61 are in sales and marketing, 298 are in services and maintenance, 121 are in product development, and 54 are in general administrative functions. The Company does not have any collective bargaining agreements with its employees and believes that its employee relations are good. The foregoing discussion does not give effect to the reduction in staff resulting from the reorganization announced in April, 2001, and discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report.

RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.

No Assurance of Profitability. Although the Company achieved net income of $6.9 million and $9.4 million in its 1997 and 1998 fiscal years, respectively, the Company had losses of $35.3 million,$22.8 million, and $35.3 million in its 1999, 2000, and 2001 fiscal years, respectively. There can be no assurance that the Company will be profitable in any future period. Future operating results will depend on many factors, including the growth of the market for supply chain and customer relationship management software, market acceptance of the Company's existing and new or enhanced software products, competition, the success of the Company's sales, support, service, and marketing organizations, general economic conditions, and other factors.

Significant Fluctuations in Quarterly Operating Results and Seasonality. The Company has experienced, and expects to continue to experience, significant fluctuations in quarterly operating results that may be caused by many factors, including, among others: the size and timing of orders for the Company's products; the lengthy sales and/or implementation cycle for the Company's products; delays in the implementation process; introduction or enhancement of products by the Company or its competitors; changes in pricing policies of the Company or its competitors; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop, introduce, and market new products and new versions of existing products; quality control of products sold; market readiness to deploy supply chain and customer relationship management products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; personnel changes; fluctuations in foreign currency exchange rates; and mix of license and service and maintenance revenues and general economic conditions. The Company's revenues have been, and the Company believes will continue to be, derived from sales (licenses) significant to its customers and, as such, the timing of such sales is difficult to predict. Timing of sales (licenses) has caused, and is expected to continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. As a result of these and other factors, the Company believes that period-to-period quarterly comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's quarterly operating results also are subject to certain seasonal fluctuations. The Company's revenues, particularly its license revenues, are typically strongest in its third and fourth fiscal quarters, which end January 31 and April 30, respectively, and weakest in its first and second fiscal quarters, which end July 31 and October 31, respectively. The Company's revenues and operating results in its third fiscal quarter typically benefit from purchase decisions made by the large concentration of customers with calendar year-end budgeting, while revenues and operating results in its fourth fiscal quarter typically benefit from the efforts of the Company's sales force to meet fiscal year-end sales quotas. Like many application software vendors, in its first and second fiscal quarters, the Company's sales force initiates sales activity directed to achieving fiscal year-end goals. In addition, the Company's first and second fiscal quarters include the months of July and August when both sales and billable customer services activity, as well as customer purchase decisions, are reduced, particularly in Europe, due to summer vacation schedules. As a result of these seasonal factors, the Company generally experiences weaker performance in its first and/or second fiscal quarters as compared to its third and/or fourth fiscal quarters.

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

Lengthy Sales and Implementation Cycle. The sale (license) and implementation of the Company's products, particularly those related to larger sales of enterprise applications, generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process often is subject to delays associated with lengthy approval processes associated with significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products varies substantially from customer to customer and typically lasts between 3 and 12 months during which time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations, and feasibility studies, and experience a number of significant delays over which the Company has no control. Any significant or ongoing failure by the Company to ultimately achieve such sales could have a material adverse effect on the Company's business, operating results, and financial condition. In addition, following license sales, the software implementation typically involves customer training, integration with the customer's other existing systems, and the development of product extensions to add customer-specific functionality. The Company and/or a third party consultant generally provide such post delivery implementation services pursuant to a separate professional services agreement. A successful implementation requires a close working relationship between the Company, the customer, and, frequently, third party consultants who assist in the implementation process. Any inability of the Company to achieve such close working relationships, or any inability of the Company's consulting services organization or third party consultants to perform implementation services on a timely basis, may result in delays in the customer implementation process. There can be no assurance that delays in the implementation process for any given customer will not have a material adverse effect on the Company's business, operating results, and financial condition.

Competition. The Company's products are targeted at markets for supply chain and customer relationship management software products. This market space is very competitive and characterized by rapid technological change. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the supply chain and customer relationship management as well as the enterprise as a whole. These competitors include (i) enterprise application software vendors which offer client/server ERP solutions, such as SAP AG, J.D. Edwards & Company, System Software Associates, Inc., and Oracle, (ii) companies offering e-commerce and CRM solutions, such as Yantra Corporation, CommercialWare, Descarte Systems, Siebel, and I2,(iii) companies offering standardized or customized products on mainframe and/or mid-range computer systems, (iv) internal development efforts by corporate information technology departments, (v) smaller independent companies which have developed or are attempting to develop advanced supply chain management and/or logistics execution software which complements or competes with the Company's software solutions, and (vi) other business application software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced logistics execution software. In addition, many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, greater name recognition, and a larger installed base of customers than the Company. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and competitive innovations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, and sale of their products than the Company. The Company also expects to face additional competition as other established and emerging companies enter the market for order fulfillment and customer relationship management software and new products and technologies are introduced. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share resulting in price reductions, fewer customer orders, and reduced gross margins, any one of which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results, and financial condition.

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

Reliance on and Need to Develop Additional Relationships with Third Parties. The Company relies on formal and informal arrangements with a number of software vendors and consulting and systems integration firms to enhance its sales, support, service, and marketing efforts, particularly with respect to implementation and support of its products and lead generation and assistance in the sale process. Such firms include Accenture, Cap Gemini, Emerald Solutions, IBM, and Oracle Consulting Worldwide, Safeguard Solutions and Unisys Inc. in North America, and Ceratina Logistics OY, Debis, ECsoft, IconMedialab, Logistics Consultancy Norway Medata, Ordina, Tamperen Systemitiimi, and Tieto-Enator in Europe. The Company expects to continue to rely significantly upon such third parties for marketing and sales, lead generation, product implementation, customer support services, and end user training. The Company will need to expand its relationships with these parties and enter into relationships with additional third parties in order to support revenue growth. Many such firms have similar, and often more established, relationships with the Company's principal competitors. There can be no assurance that these and other third parties will provide the level and quality of service required to meet the needs of the Company's customers, that the Company will be able to maintain an effective, long term relationship with such third parties, or that such third parties will continue to meet the needs of the Company's customers. If the Company is unable to develop and maintain effective relationships with these and other third parties, or if such parties fail to meet the needs of the Company's customers, the Company's business, operating results, and financial condition could be adversely affected. Further, there can be no assurance that these software vendors and third party implementation providers, many of which have significantly greater financial, technical, personnel, and marketing resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

Dependence on VIVALDI Suite. License and service and maintenance revenues related to the Company's VIVALDI suite of software products (which includes products formerly know as System ESS) have represented a substantial portion of the Company's revenues in recent years. Such sales are expected to continue to represent a significant part of the Company's revenues in the future. The Company's success depends on continued market acceptance of these products as well as its ability to introduce new versions and products to meet the evolving needs of its customers. There can be no assurance that the Company's products will continue to achieve market acceptance or that the Company will introduce enhanced versions on a timely basis, or at all, to meet the evolving needs of its customers. Any reduction in demand for the Company's products, increased competition in the market for supply chain and customer relationship management software, technological change, or other factors could have a materially adverse effect on the Company's business, operating results and financial condition.

Dependence on Market for Supply Chain and Customer Relationship
Management Software. The Company currently derives, and is expected to continue to derive, a substantial portion of its revenues from licenses and services related to its VIVALDI suite of client/server supply chain and customer relationship management software products. The market for enterprise-wide management software in general, and for supply chain and customer relationship management software in particular, has been limited in recent periods, and there can be no assurance that it will stabilize or that businesses will continue to license components of the VIVALDI suite. The Company has spent, and intends to continue to spend, considerable resources educating potential customers generally about supply chain and customer relationship management, about the need for order fulfillment and customer relationship management software solutions, and specifically about the VIVALDI suite. However, there can be no assurance that such expenditures will enable the VIVALDI suite to achieve any additional degree of market acceptance. If the supply chain and customer relationship management software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition could be materially and adversely affected.

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

Litigation. The Company is engaged in an arbitration to collect monies due from a customer in which the customer has interposed a claim for damages.
The Company believes that the customer's claim is without merit. In addition, in February, 1999, a class action lawsuit was commenced by service of a complaint against the Company, certain of its officers, directors, and controlling shareholders who sold shares of Common Stock during the class period, and its underwriters claiming violations of the Federal securities laws. The complaint was dismissed, but the plaintiff had the right and did serve a new complaint. A motion to dismiss the second complaint has been submitted. No answer to either complaint was filed. While management believes the class action to be without merit, an unfavorable outcome in that case or any other action which may be brought against the Company may have a material adverse affect upon the Company's business, operating results, and financial condition.

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

Product Liability. The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. The limitation of liability provisions contained in such license agreements, professional services agreements, and support agreements may not be effective. The Company's products are generally used to manage data critical to its customers and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. A successful liability claim brought against the Company not covered by insurance could have a material adverse effect upon the Company's business, operating results, and financial condition.

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

Exposure to Currency Fluctuations. A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, the Dutch guilder, the German mark, the French franc, the Australian dollar, and the Canadian dollar. The Company incurs a significant portion of its expenses in Swedish krona, including all of its product development expenses and a substantial portion of its general and administrative expenses. As a result, fluctuations of the value of the Swedish krona relative to the other currencies in which the Company generates revenues and expenses, could adversely affect operating results. The financial statements of the Company are translated from the functional currency of the operating subsidiaries into U.S. dollars, the Company's reporting currency, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the reporting period, and revenues and expenses are translated at the weighted average exchange rate during the period. All translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity. Fluctuations in the Swedish krona and other currencies relative to the U.S. dollar will effect period to period comparison of the Company's reported results of operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate.

Possible Volatility of Stock Price. The market price for the Common Stock has in the past been, and in the future could be, subject to significant fluctuations in response to a number of factors, including the announcement of new products or product enhancements by the Company or its competitors, quarterly variations in the Company's results of operations, or results of operations of its competitors or companies in related industries, changes in earnings or revenue estimates, or recommendations by securities analysts, developments in the Company's industry, general market conditions, and other factors, including factors unrelated to the operating performance of the Company or its competitors. In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies and are currently a depressed market sector. Such factors and fluctuations, as well as general economic, political, and market conditions, such as recessions, could materially and adversely affect the market price of the Company's Common Stock.

Control by Management and Current Stockholders; Indemnification of Officers and Directors. The Company's executive officers and directors and their affiliates, in the aggregate, own beneficially 51.1% of the Company's outstanding Common Stock as of July 1, 2001. In particular, Warburg, Pincus Investors, L.P. ("Warburg") owned beneficially 38.0% of the Company's outstanding Common Stock as of such date. As a result, Warburg can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg and the Company's officers and directors under certain circumstances could have the effect of delaying, deferring, or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of such stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs, or other purchases of Common Stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of Common Stock. The Company has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

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

Holding Company Structure. All of the operations of the Company are and will be conducted through direct and indirect subsidiaries. The Company's cash flow will depend upon the operating results and cash flow of its subsidiaries and the payment of funds by those subsidiaries to the Company in the form of loans, dividends, or by other methods. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to the Company, whether in the form of loans, dividends, or otherwise. Applicable law in certain countries may limit the ability of a subsidiary to pay dividends in the absence of sufficient distributable reserves or for other reasons. The Company's Australian, Canadian, Dutch, French, German, Swedish, United Kingdom, and United States subsidiaries are not subject to any current exchange controls of which the Company is aware. However, future exchange controls in these counties, or the existence of such controls in other countries in which the Company establishes subsidiaries, could limit or restrict the ability of the Company to obtain loans, dividends, or otherwise access financial resources in such subsidiaries. In addition, the Company's subsidiaries may from time to time in the future become parties to financing arrangements which may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to the Company. In the event of any insolvency, bankruptcy, or similar proceedings, creditors of the subsidiaries would generally be entitled to priority over the stockholders of the Company with respect to assets of the affected subsidiary.

ITEM 2. FACILITIES

The Company's principal product development facilities and its Nordic service, support, sales, and marketing offices are located in Stockholm, Sweden. In August, 1999, the Company moved its Stockholm operations to new premises of approximately 98,000 square feet pursuant to a lease expiring August 2004. The Company also leases 38,000 square feet of office space in Mt. Laurel, New Jersey, pursuant to a lease expiring in January 2005, three smaller offices in Sweden, and one each in the United Kingdom, the Netherlands, and Australia. The Company believes that it will be able to locate sufficient office space to allow it to operate according to its plans for at least the next two fiscal years.

ITEM 3. LEGAL PROCEEDINGS

     The Company is engaged in an arbitration to collect monies due from a customer in which the customer has interposed a claim for damages. The Company believes that the customer's claim is without merit. In addition, in February, 1999, a class action lawsuit was commenced by service of a complaint against the Company, certain of its officers, directors, and controlling shareholders who sold shares of Common Stock during the class period, and its underwriters claiming violations of the Federal securities laws. The complaint was dismissed, but the plaintiff had the right and did serve a new complaint. A motion to dismiss the second complaint has been submitted. No answer to either complaint was filed. While management believes this action to be without merit, an unfavorable outcome in the class or any other action which may be brought against the Company may have a material adverse affect upon the Company's business, operating results, and financial condition. In May, 1999, the Company initiated an Arbitration in Denmark against a Danish licensee of System ESS seeking damages for breach of contract, and this licensee claimed damages against the Company for breach of contract. This action was settled during fiscal 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2001.






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

Fiscal Year 2000                                       High            Low
-----------------                                      ----           ----
First Quarter (ended July 31, 1999)                $  2.8750      $  1.7500
Second Quarter (ended October 31, 1999)               3.4375         1.6562
Third Quarter (ended January 31, 2000)                9.1250         2.3125
Fourth Quarter (ended April 30, 2000)                15.9375         5.5000

Fiscal Year 2001                                       High            Low
-----------------                                      ----           ----
First Quarter (ended July 31, 2000)                 $ 8.0625       $ 3.5938
Second Quarter (ended October 31, 2000)               4.4375         2.7500
Third Quarter (ended January 31, 2001)                5.1250         1.7188
Fourth Quarter (ended April 30, 2001)                 2.4688         1.0000


As of July 27, 2001, there were 67 shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

DIVIDEND POLICY

The Company has never declared or paid any dividends on its Common Stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in
Item 7 of this Form 10-K and the Consolidated Financial Statements and Notes thereto and the other financial information included in Item 14 of this Form 10-K. The selected consolidated financial data set forth below for the Company as of April 30, 2001, and April 30, 2000, and for each of the three years in the period ended April 30, 2001, are derived from audited financial statements included elsewhere in this Report.



Five Year Review:
                                                                   Year Ended April 30,
                                                     2001        2000        1999        1998        1997
                                                               (in thousands, except per share data)
Consolidated Statement of Operations Data:
  Revenues:
 Licenses .....................................   $ 13,478    $ 12,167    $ 17,039    $ 36,090    $ 26,147
 Services and maintenance .....................     53,313      61,318      68,233      57,632      31,747
 Other ........................................      2,564       1,540       1,696       1,662       1,718
                                                  --------    --------    --------    --------    --------
 Total revenues ...............................     69,355      75,025      86,968      95,384      59,612
                                                  --------    --------    --------    --------    --------
Cost of revenues:

 Licenses .....................................      1,336       1,916       2,212         790       1,540
 Services and maintenance .....................     37,375      48,528      68,670      41,826      22,871
 Other ........................................        520         429         752       1,029       1,001
                                                  --------    --------    --------    --------    --------
 Total cost of revenues .......................     39,231      50,873      71,634      43,645      25,412
                                                  --------    --------    --------    --------    --------
 Gross profit .................................     30,124      24,152      15,334      51,739      34,200
                                                  --------    --------    --------    --------    --------
Operating expenses:

 Product development ..........................     15,479      17,784      24,267      14,684       9,935
 Acquired In-process Research and Development .         --          --       2,500                       -
 Sales and marketing ..........................     15,878      20,555      27,295      20,878      14,997
 General and administrative ...................      9,026       9,251      12,332       6,989       4,399
 Amortization of goodwill .....................      4,506       1,383         486         114           -
 Restructuring costs ..........................      5,391          --       3,522                       -
                                                  --------    --------    --------    --------    --------

 Total operating expenses .....................     50,280      48,973      70,402      42,665      29,331
                                                  --------    --------    --------    --------    --------
Income (loss) from operations .................    (20,156)    (24,821)    (55,068)      9,074       4,869
 Other income (expense):
 Interest income ..............................      1,561       2,183       4,446       3,490         643
Interest expense .............................         (13)        (65)       (128)       (123)       (253)
 Miscellaneous expense, net ...............         (1,219)        (96)       (931)       (286)        (21)
                                                  --------    --------    --------    --------    --------
Income (loss) from continuing
 operations before income taxes ...............    (19,827)    (22,799)    (51,681)     12,155       5,238
(Provision) benefit for income taxes ..........    (15,424)         --      16,422      (2,762)        190
                                                  --------    --------    --------    --------    --------
Income (loss) from continuing operations ......    (35,251)    (22,799)    (35,259)      9,393       5,428
Income (loss) from discontinued operations ....                                 --          --         374
Gain on sale of discontinued operations
 (net of income tax of $372) ..................         --           -          --          --       1,100
                                                  --------    --------    --------    --------    --------
Net income (loss) .............................   $(35,251)   $(22,799)   $(35,259)   $  9,393    $  6,902
                                                  ========    ========    ========    ========    ========
Net income (loss) per share data-assuming dilution(1):

Income (loss) from continuing operations ......   $  (1.10)   $  (0.72)   $  (1.09)   $   0.30    $   0.20
Income from discontinued operations ...........         --          --          --          --        0.01
Gain on sale of discontinued operations .......         --          --          --          --        0.04
                                                  --------    --------    --------    --------    --------
Net income (loss) per share-assuming dilution     $  (1.10)   $  (0.72)   $  (1.09)   $   0.30    $   0.25
                                                  ========    ========    ========    ========    ========
Shares used in per share calculation-assuming
  dilution ....................................     31,986      31,672      32,431      30,821      28,063
                                                  ========    ========    ========    ========    ========

                                                                  April 30,
                                          2001           2000          1999          1998            1997
                                                                (in thousands)
Consolidated Balance Sheet Data:
  Cash and cash equivalents.          $  12,053      $ 12,036      $ 29,065      $ 41,982         $ 9,023
  Short-term investments ...             12,866        19,821        24,848        69,416           9,952
  Working capital ..........             16,475        32,650        54,187       120,479          30,831
  Total assets .............             52,510        88,932       115,085       149,329          50,963
  Capital lease obligations,
    less current portion ....                 -             -             -           281             554
  Total stockholders' equity             25,790        61,459        83,881       124,573          34,754
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

OVERVIEW

Industri-Matematik International Corp. develops, markets, and supports client/server application software that enables manufacturers, distributors, and wholesalers to manage their supply chain and customer relationships more effectively. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991.
In 1993, the Company introduced System ESS(R), which was software designed to meet the needs of multinational manufacturers, distributors, and wholesalers. In May, 1999, the Company introduced VIVALDI(TM), a software suite of open applications which provide full capabilities for managing and executing the global fulfillment and customer service process. VIVALDI includes System ESS components and Customer Relationship Management Software, Open Warehouse, and other components. During fiscal 2001, the Company introduced VIVALDI Net Series (TM) and VIVALDI Portal (TM), which facilitate collaboration among suppliers, manufacturers, and customers via the Internet, and VIVALDI Store Replenishment (TM), which helps companies minimize inventory and operating expenses.

Substantially all of the Company's revenues in the last three years have been attributable to license fees and related services, including software maintenance and support, implementation, consulting, and training. The Company expects that license and services revenues related to its VIVALDI suite will continue to constitute substantially all of the Company's revenues in the foreseeable future.

North American revenues decreased to $28.2 million in fiscal 2001 from $28.9 million in fiscal 2000, European revenues decreased to $39.3 million in fiscal 2001 from $43.6 million in fiscal 2000, and Asia/Pacific revenues decreased to $1.2 million from $2.2 million over the same period. Future operating results will depend on many factors, including the growth of the supply chain and customer relationship management software market, market acceptance of the Company's products, competition, the success of the Company's sales, support, service, and marketing organizations, general economic conditions, and other factors.

A significant portion of the Company's business has been conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, the Dutch guilder, the German mark, the French franc, the Australian dollar, and the Canadian dollar. The Company incurs a significant portion of its expenses in Swedish kronor, including a substantial part of its product development and general and administrative expenses. As a result, changes of the value of the Swedish krona relative to the other currencies in which the Company generates revenues, particularly the U.S. dollar, could affect operating results. The financial statements of the Company are translated from the functional currency of the operating subsidiaries into U.S. dollars, the Company's reporting currency, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the reporting period, and revenues and expenses are translated at the weighted average exchange rate during the period. All translation gains or losses from the translation into the Company's reporting currency are included in Other Comprehensive Loss. Fluctuations in the Swedish krona and other currencies relative to the U.S. dollar will affect period to period comparison of the Company's reported results of operations. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate.

RESULTS OF OPERATIONS

For the fiscal periods indicated, the following table sets forth the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                     Years Ended April 30,
                                                2001        2000        1999
Consolidated Statement of Operations Data:

Revenues:
 Licenses .................................      19.4%       16.2%      19.6%
 Services and maintenance .................      76.9        81.7       78.5
 Other ....................................       3.7         2.1        1.9
                                               ------      ------     ------
  Total revenues ..........................     100.0       100.0      100.0

Cost of revenues:
  Licenses ................................       1.9         2.6        2.5
  Services and maintenance ................      53.9        64.7       79.0
  Other ...................................       0.8         0.5        0.9
                                               ------      ------     ------
   Total cost of revenues .................      56.6        67.8       82.4
                                               ------      ------     ------
   Gross profit ...........................      43.4        32.2       17.6
                                               ------      ------     ------
Operating expenses:
 Product development ......................      22.3        23.7       27.9
 Acquired in-process research and development      --          --        2.9
 Sales and marketing ......................      22.9        27.4       31.4
 General and administrative ...............      13.0        12.3       14.2
 Amortization of goodwill and other intangibles   6.5         1.9        0.6
 Restructuring costs ......................       7.8          --        4.0
                                               ------      ------     ------
  Total operating expenses ................      72.5        65.3       81.0
                                               ------      ------     ------
Loss from operations ......................     (29.1)      (33.1)     (63.4)
Other income (expense):
 Interest income ..........................       2.2         2.9        5.1
 Interest expense .........................        --        (0.1)      (0.1)
 Miscellaneous expense, net ...............      (1.8)       (0.1)      (1.0)
                                               ------      ------     ------
Loss from continuing operations before
 income taxes .............................     (28.7)      (30.4)     (59.5)
(Provision) benefit for income taxes.......     (22.2)         --       18.9
                                               ------      ------     ------
Loss from continuing operations ...........     (50.9)      (30.4)     (40.6)
                                               -------     -------    -------
Net loss ..................................     (50.9%)     (30.4%)   (40.6%)

COMPARISON OF FISCAL YEARS 2001, 2000, and 1999

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

Total revenues decreased 7.6% to $69.4 million in fiscal 2001 from $75.0 million in fiscal 2000 as a result of a decrease in service and maintenance revenues offset by a small increase in software license revenues and other revenues. Total revenues decreased 13.7% to $75.0 million in fiscal 2000 from $87.0 million in fiscal 1999 as a result of a decrease in software license revenues and service and maintenance revenues.

Software License Revenues. Revenues from software licenses increased 10.8% to $13.5 million in fiscal 2001 from $12.2 million in fiscal 2000, and decreased 28.6% in fiscal 2000 from $17.0 million in fiscal 1999. Software license revenues constituted 19.4%, 16.2%, and 19.6% of total revenues in fiscal 2001, 2000, and 1999, respectively. Management believes that a major factor in the decrease in software license revenue in fiscal 2000 from fiscal 1999 was due to a general contraction in the market for large enterprise-wide solutions and the reluctance of customers to commence large-scale implementations near the turn of the century due to general concerns regarding Year 2000 compliance problems. The increase in software license revenues in fiscal 2001 from fiscal 2000 was not substantial and represented no significant year to year change and reflects the continuing contraction in the market for the Company's products.

Service and Maintenance Revenues. Service and maintenance revenues decreased 13.0% to $53.3 million in fiscal 2001 from $61.3 million in fiscal 2000, and decreased 10.1% in fiscal 2000 from $68.2 million in fiscal 1999. Service and maintenance revenues constituted 76.9%, 81.7%, and 78.5% of total revenues in fiscal 2001, 2000, and 1999, respectively. The decreases in the absolute dollar amount of service and maintenance revenues in fiscal 2001 from fiscal 2000 and in fiscal 2000 from fiscal 1999 were related primarily to the decreases in software licenses sold during the prior fiscal periods, as service and maintenance revenues tend to track software license transactions in prior periods.

Other Revenues. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues increased 66.5% to $2.6 million in fiscal 2001 from $1.5 million in fiscal 2000 and decreased 9.2% in fiscal 2000 from $1.7 million in fiscal 1999. Other revenues constituted 3.7%, 2.0%, and 1.9% of total revenues in fiscal 2001, 2000, and 1999, respectively. Other revenues tend to vary over time in absolute dollars and as a percentage of total revenues due to the size of specific hardware sales.

COST OF REVENUES

Cost of revenues was $39.2 million, $50.9 million, and $71.6 million in fiscal 2001, 2000, and 1999, representing 56.6%, 67.8%, and 82.4% of total revenues, respectively. The decreases in cost of revenues both in absolute dollars and as a percentage of total revenues in fiscal 2001 from fiscal 2000 and in fiscal 2000 from fiscal 1999 were primarily due to a restructuring program reducing the Company's workforce through layoffs and attrition initiated during the fourth quarter of fiscal 1999 to correspond with the declining revenue trend.

The following table sets forth, for the periods indicated, the cost of revenues for each revenue category and the cost of revenues represented as a percentage of each revenue category:

                                                Year Ended April 30,
                                  2001                2000               1999
                           -----------------------------------------------------------
                           Cost      % of       Cost      % of      Cost       % of
                           of        Revenue    of        Revenue   of         Revenue
                           Revenues  Category   Revenues  Category  Revenues
Category
                      (in thousands, except percentage data)

Licenses ...............    $ 1,336      9.9%    $ 1,916     15.7%   $ 2,212     13.0%
Services and maintenance     37,375     70.1      48,528     79.1     68,670    100.6
Other ..................        520     20.3         429     27.9        752     44.3
                            -------              -------             -------
 Total cost of revenues     $39,231     56.6%    $50,873     67.8%   $71,634     82.4%
                            =======              =======             =======

Cost of Software License Revenues. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of the Company's software and, occasionally, the cost of third-party complementary software that is licensed together with the Company's software without being embedded. In addition, third parties may receive royalty commissions for participation in the sales process. Cost of software license revenues was $1.3 million, $1.9 million, and $2.2 million, in fiscal 2001, 2000, and 1999, representing 9.9%, 15.7%, and 13.0% of software license revenues, respectively. The cost of software license revenues in fiscal 2000 was higher as a percentage of software licenses revenues than in either fiscal 2001 or fiscal 1999 due to a higher proportion of licenses being sold together with third-party integrators where a royalty commission is paid to the integrator for assistance in the selling process during that year.

Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists primarily of costs associated with consulting, implementation, and training services and the use by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of service and maintenance revenues also includes the cost of providing software maintenance to customers, such as telephone hotline support. Cost of service and maintenance revenues was $37.4 million, $48.5 million, and $68.7 million in fiscal 2001, 2000, and 1999, representing 70.1%, 79.1%, and 100.6%, of service and maintenance revenues, respectively. The decreases in the cost of service and maintenance revenues in absolute dollar amounts in fiscal 2001 from fiscal 2000 and in fiscal 2000 from fiscal 1999 were due to reductions in workforce through layoffs and attrition initiated during the fourth quarter of fiscal 1999, a reduction in the use of outside consultants, and a decrease in the amount of service and maintenance performed. In fiscal 1999, the cost of service and maintenance revenues in absolute dollars and as a percentage of service and maintenance revenues were unusually large as a result of significant one-time charges related to ongoing implementation projects and charges made for doubtful accounts receivable during the year.

Cost of Other Revenues. Cost of other revenues consists primarily of the cost of third party hardware supplied to certain customers. Cost of other revenues was $0.5 million, $0.4 million, and $0.8 million in fiscal 2001, 2000, and 1999, representing 20.3%, 27.9%, and 44.3% of other revenues, respectively. The Company expects the cost of other revenues to continue to fluctuate on a period to period basis due to the size and nature of specific hardware sales.

Product Development. Product development expenses consist primarily of salaries and other related costs for the Company's product development staff. Product development expenses were $15.5 million, $17.8 million, and $24.3 million in fiscal 2001, 2000, and 1999, representing 22.3%, 23.7%, and 27.9% of total revenues, respectively. The decreases in product development expenses in absolute dollar amount in fiscal 2001 from fiscal 2000 and in fiscal 2000 from fiscal 1999 were due to a decrease in the number of product development personnel and other related costs as part of the restructuring program initiated in fourth quarter 1999. Also, in fiscal 1999 the Company paid high external costs related to specific product development initiatives and incurred one-time costs for the expansion of System ESS functionality in the consumer product sector.

Software development costs incurred in the product development of new software products are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have been immaterial.

Acquired in-process research and development. Acquired in-process research and development consists of one-time charges for acquisitions accounted for as purchases. The Company had one acquisition in fiscal 1999, the acquisition of Abalon AB, resulting in the write-off of acquired in-process research and development of $2.5 million. The $2.5 million as determined by an independent third-party appraisal related to in-process research and development which was charged against income in fiscal 1999 as the underlying research and development projects had not reached technological feasibility for Abalon's intended purpose and had no alternative future uses for the Company. The Company did not have any write-off of acquired research and development in fiscal 2001 or 2000.

Sales and Marketing. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $15.9 million, $20.6 million, and $27.3 million in fiscal 2001, 2000, and 1999, representing 22.9%, 27.4%, and 31.4% of total revenues, respectively. Sales and marketing expenses decreased in fiscal 2001 from fiscal 2000 and in fiscal 2000 from fiscal 1999 in absolute dollar amount and as a percentage of total revenues as a result of measures initiated in the fourth quarter of fiscal 1999 to reduce costs in response to market conditions for new software licenses.

General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other requirements. General and administrative expenses were $9.0 million, $9.3 million, and $12.3 million in fiscal 2001, 2000, and 1999, representing 13.0%, 12.3%, and 14.2% of total revenues, respectively. The decreases in absolute dollar amounts of general and administrative expenses in fiscal 2001 from fiscal 2000 and in fiscal 2000 from fiscal 1999 were primarily the result of decreased staffing of accounting, human resources, and internal system administration associated with the restructuring program initiated in the fourth quarter of fiscal 1999. The increase in general and administrative expenses in fiscal 2001 from fiscal 2000 as a percentage of total revenues was primarily the result of the decrease in total revenues over the same period.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles relates to the fiscal 1998 acquisition of Ceratina International AB, the fiscal 1999 acquisition of Abalon AB, and the fiscal 2001 acquisition of IMOY. Goodwill and other intangibles is amortized over a 5 to 10 year period. Amortization of goodwill and other intangibles was $4.5 million in fiscal 2001, $3.0 million of which consisted of a write-down for goodwill relating to the Abalon acquisition. The write-down was based upon an outside appraisal which showed that the value of such goodwill had declined since the date of the acquisition. Amortization of goodwill and other intangibles was $1.4 million, and $0.5 million in fiscal 2000 and 1999, respectively.

Restructuring costs. In April, 2001, the Company announced a reorganization of its operations into four regional units each made up of sales, services, support, and operations staff. In connection with the reorganization, the Company took a restructuring charge of $5.4 million consisting primarily of employee severance costs, lease termination expenses, and write-downs of certain property and equipment. In the third quarter of fiscal 1999, based upon the Company's view that there was a contraction in the market for enterprise software products generally and in the growth of the Company's business, the Company realigned its cost structure and incurred a $3.5 million one-time restructuring charge in the fourth quarter. The components of the charge consisted mainly of employee severance costs and the costs related to closing sales offices and other facilities, and as of April 30, 2001, accrual for this restructuring had been fully utilized.

Other Income (Expense). Other income (expense) comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was approximately $1.6 million, $2.2 million, and $4.4 million in fiscal 2001, 2000, and 1999, respectively. The decreases year to year were due to decreases in the levels of short-term investments and cash held in interest-bearing accounts compared to the amounts invested in prior years. Interest expenses were approximately $13,000, $65,000, and $128,000 in fiscal 2001, 2000, and 1999, respectively. The decreases were the result of the lower outstanding balance of notes payable and capital lease obligations.

Provision (Benefit) for Income Taxes. In April, 2001, the Company recorded and additional valuation allowance against its remaining deferred tax asset by increasing the valuation allowance by $15.4 million based upon its continuing non-profitable operations and inability to predict when this asset could be realized. This resulted in a charge to income for the year ended April 30, 2001, equal to the increase in the valuation allowance. There was no provision (benefit) for income taxes for the year ended April 30, 2000, as the Company applied a full valuation allowance to deferred tax assets generated after April 30, 1999. At April 30, 2001, the Company's deferred tax asset amounted to $30.8 million of which $29.3 million related to net operating loss carryforwards and $1.5 million related to other temporary differences, however after applying the valuation allowance, the net deferred tax asset at April 30, 2001, was $0. Of the net operating loss carryforwards, $12.0 million were incurred in the United States and $11.8 million were incurred in Sweden. The net operating loss carryforwards, of which substantially all were incurred during the years ended April 30, 2001, 2000, and 1999, may be carried forward to offset future income up to 15 years in the United States and indefinitely in Sweden.

Hedge Transaction. During November, 2000, the Company entered into a hedge transaction with a Bank to offset potential Swedish social security fee liability upon exercise of stock options by employees living in Sweden. The arrangement involved the issuance by the Bank of a call to the Company settleable in cash, which the Bank elected to cover by purchasing shares of the Company's Common Stock. The Company offset a portion of the cost of the call by issuing to the Bank a right to put shares of Company Common Stock to the Company. Gain or loss to the Company on the closing of the transaction will be realized based upon the increase or decrease in the price of the Company's Common Stock. As a result of the decline in the value of the Company Common Stock, as of April 30, 2001, the Company recorded a non-operating charge of $1.4 million relating to the put issued to the Bank. This charge will be reviewed quarterly and adjusted to reflect the underlying Common Stock value and will be reversed in full if the price of the Common Stock reaches $4.536 per share, which is the exercise price of the put. On April 30, 2001, the exercise price of the call option ($4.536) used to hedge potential Swedish social security fees was above the market price of the Company's Common Stock. Since there was no active market for these types of options, the value of the call option was limited to a calculated option premium, which was offset in the financial statements by the corresponding premium on the put option. The original net premium of $50,000 will be amortized over the 5-year term of the options. The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. It is anticipated that the hedge transaction will be open for several years. As part of that transaction, the Company deposited $2.1 million with the Bank and recorded a non-current asset in that amount.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed and met its capital expenditure requirements through cash flows from operations, short-term borrowings, and, during fiscal 1997 and fiscal 1998, through sales of equity securities to the public. Cash used in operations was $1.0 million, $17.6 million, and $35.8 million in fiscal 2001, 2000, and 1999, respectively. Repayments of borrowings were $0.6 million and $1.8 million in fiscal 2000 and 1999. Cash flows from issuance of common stock were $0.9 million, $0.8 million, and $1.9 million in fiscal 2001, 2000, and 1999, respectively. The Company purchased approximately $3.1 million, $4.5 million, and $4.7 million, of office equipment and other property in fiscal 2001, 2000, and 1999, respectively. At April 30, 2001, the Company did not have any material commitments for capital expenditures.

At April 30, 2001, the Company had $16.5 million of working capital as compared to $32.7 million of working capital at April 30, 2000. Current assets at April 30, 2001, include $12.1 million in cash and cash equivalents and $12.9 in short term investments. The decrease in working capital from April 30, 2000, to April 30, 2001, was primarily the result of decreases in accounts receivable and short term investments reflecting the operating loss for the fiscal year.

Accounts receivable, net of allowance for doubtful accounts, decreased to $11.0 million at April 30, 2001, from $20.2 million at April 30, 2000. Contract receivables, primarily scheduled amounts due from customers, increased to $1.9 million at April 30, 2001, from $1.1 million at April 30, 2000. The allowance for doubtful accounts decreased to $1.1 million at April 30, 2001, from $2.5 million at April 30, 2000, as a result of settling an agreement with a particular customer. A significant portion of the amount remaining in the reserve for doubtful accounts relates to an ongoing dispute with another customer.

The Company believes that its existing cash and cash equivalent balances, short-term investment balances, and anticipated cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, any material acquisitions of complementary businesses, products, or technologies could require the Company to obtain additional sources of financing.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Except for the transaction referred to above under the heading "Hedge Transaction", the Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading of other purposes. As of April 30, 2001, the Company had no long-term investments and its short-term investments consisted of two Federal Agency securities with maturities of less than one year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Part IV Item 14 (a)(1) and (2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the 2001 Proxy Statement under the caption "Election of Directors".

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information to be set forth in the 2001 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information to be set forth in the 2001 Proxy Statement under the caption "Ownership of Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the information to be set forth in the 2001 Proxy Statement under the caption "Certain Business Relationships."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as a part of this Report:

      (1) Consolidated Financial Statements. The following consolidated financial statements of Industri-Matematik International Corp. are filed as part of this report:

      Report of Independent Accountants dated July 27, 2001

      Consolidated Balance Sheets as of April 30, 2001, and April 30, 2000

      Consolidated Statements of Operations for the years ended April 30, 2001, 2000, and 1999.

      Consolidated Statements of Changes in Stockholders' Equity for the years ended April 30, 2001, 2000, and 1999.

      Consolidated Statements of Cash Flows for the years ended April 30, 2001, 2000, and 1999.

      Notes to Consolidated Financial Statements.

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

Number Description
------ -----------

3.1    Amended and restated Certificate of Incorporation of the Company(1)
3.2    Amended and Restated By-Laws of the Company(2)
10.1 Registration and Expense Agreement among the Company, Martin Leimdorfer, and Warburg Pincus Investors, L.P.(1)
10.2 Registration Rights Agreement among the Company, Martin Leimdorfer, and Warburg Pincus Investors, L.P.(1)
10.3   Stock Option Plan of the Company(1)
10.4   Form of Agreements of Restricted Stock Program(1)
10.5   Employee Stock Purchase Plan of the Company, as amended(3)
10.6   1998 Stock Option Plan of the Company(3)
10.7   Transferable Stock Option Plan of the Company(4)
10.8 Amended and Restated Employment Agreement dated April 3, 1997 between Stig Durlow and the Company(5)
10.9 Lease Agreement dated August 1, 1999, between Tranboclarne 11 KB, as Lessor, and Industri-Matematik AB, as Lessee(6)
10.10  Form of Indemnity Agreement with Officers and Directors(1)
21     Subsidiaries of the Company
23     Consent of Independent Accountants

(1) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (No. 333-5495).

(2) Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2000.

(3) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 (No. 333-81905).

(4) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 (No. 333-60876).

(5) Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

(6) Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000.

      (d) Financial Statement Schedules

      None.



                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Industri-Matematik International
Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Industri-Matematik International Corp. and its subsidiaries at April 30, 2001 and April 30, 2000 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers AB

BY: /s/ ROBERT BARNDEN
    Robert Barnden

Stockholm, Sweden
July 27, 2001

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                                                      April 30,
                                                                    2001      2000
ASSETS
Current assets:
  Cash and cash equivalents....................................  $  12,053   $ 12,036
  Short-term investments.......................................     12,866     19,821
  Accounts receivable, less allowance for doubtful accounts
  of $1,143 and $2,486 at April 30, 2001 and 2000, respectively     10,952     20,176
  Contract receivables.........................................      1,861      1,089
  Prepaid expenses.............................................      1,726      2,727
  Income taxes receivable......................................        217        646
  Other current assets.........................................        640        698
                                                                 ---------  ---------
     Total current assets......................................     40,315     57,193
                                                                 =========  =========
Non current assets:
  Property and equipment, net..................................      4,753      6,595
  Deferred income taxes........................................          -     15,520
  Goodwill and other intangible assets.........................      3,739      8,359
  Long-term cash deposit.......................................      2,794          -
  Other non current assets.....................................        909      1,265
                                                                 ---------  ---------
     Total non current assets..................................     12,195     31,739
                                                                 ---------  ---------
          Total assets.........................................  $  52,510   $ 88,932
                                                                 =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable.............................         --        303
  Accounts payable.............................................      1,129      2,031
  Accrued expenses and other current liabilities...............      8,071      7,978
  Accrued payroll and employee benefits........................      7,595      5,702
  Deferred revenue.............................................      7,045      8,529
                                                                 ---------  ---------
     Total current liabilities.................................     23,840     24,543
                                                                 =========  =========
Long-term liabilities:
  Accrued pension liability....................................      2,880      2,930
                                                                 ---------  ---------
     Total long-term liabilities...............................      2,880      2,930
                                                                 ---------  ---------
     Total liabilities.........................................  $  26,720  $  27,473
                                                                 =========  =========

Commitments and contingencies (Note 14)
Stockholders' equity:
  Common Stock; $.01 par value; 75,000,000 shares authorized;
   32,274,265 and 31,839,229 issued and outstanding Preferred
   Stock; $0.01 par value; 15,000,000 shares authorized;
   0 and 0 issued and outstanding                                      323        318
  Additional paid-in capital...................................    125,206    124,310
  Retained earnings (deficit)..................................    (88,022)   (52,771)
  Accumulated other comprehensive loss.........................     (5,835)    (4,476)
  Notes receivable from stockholders (Note 13).................     (5,882)    (5,922)
                                                                 ---------  ---------
     Total stockholders' equity................................     25,790     61,459
                                                                 ---------  ---------
     Total liabilities and stockholders' equity................  $  52,510   $ 88,932
                                                                 =========   ========

The accompanying notes are an integral part of the consolidated financial statements.



            INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                    Year Ended April 30,
                                                 2001         2000        1999
Revenues:
  Licenses .................................   $ 13,478    $ 12,167    $ 17,039
  Services and maintenance .................     53,313      61,318      68,233
  Other ....................................      2,564       1,540       1,696
                                               --------    --------    --------
     Total revenues ........................     69,355      75,025      86,968
                                               ========    ========    ========
Cost of revenues:
  Licenses .................................      1,336       1,916       2,212
  Services and maintenance .................     37,375      48,528      68,670
  Other ....................................        520         429         752
                                               --------    --------    --------
     Total cost of revenues ................     39,231      50,873      71,634
                                               --------    --------    --------
     Gross profit ..........................     30,124      24,152      15,334
                                               --------    --------    --------
Operating expenses:
  Product development ......................     15,479      17,784      24,267
  Acquired in-process research and
  development ..............................         --          --       2,500
  Sales and marketing ......................     15,878      20,555      27,295
  General and administrative ...............      9,026       9,251      12,332
  Amortization of goodwill and other intangibles  4,506       1,383         486
  Restructuring ............................      5,391          --       3,522
                                               --------    --------    --------
     Total operating expenses ..............     50,280      48,973      70,402
                                               --------    --------    --------
Loss from operations .......................    (20,156)    (24,821)    (55,068)
                                               ========    ========    ========
Other income (expense):
  Interest income ..........................      1,561       2,183       4,446
  Interest expense .........................        (13)        (65)       (128)
  Miscellaneous expense, net ...............     (1,219)        (96)       (931)
                                               --------    --------    --------
Loss from continuing operations
  before income taxes ......................    (19,827)    (22,799)    (51,681)
(Provision) benefit for income taxes .......    (15,424)         --      16,422
                                               --------    --------    --------
Net loss ...................................   $(35,251)   $(22,799)   $(35,259)
                                               ========    ========    ========

Net loss per share data: (Note 2)
Net loss per share .........................   $  (1.10)   $  (0.72)   $  (1.09)
                                               ========    ========    ========

Net loss per share data assuming dilution:
Net loss per share .........................   $  (1.10)    $ (0.72)   $  (1.09)
                                               ========    ========    ========
Weighted average shares outstanding, basic
  and diluted .............................. 31,985,991  31,671,870  32,431,260
                                             ----------  ----------  ----------


The accompanying notes are an integral part of the consolidated financial statements.





             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                Accumulated     Notes        Total
                                               Class B  Additional   Retained      Other      Receivable     Stock
                      Comprehensive   Common   Common    Paid-in     Earnings  Comprehensive    From        holders'
                      Income (Loss)    Stock    Stock    Capital     (Deficit)     Loss      Stockholders   Equity

Balance as of
  April 30, 1998         9,237          329       --     127,886       5,287      (2,426)      (6,503)     124,573
                         =====
Issuance of 11,000 shares
  of Common Stock under
  Stock Option Plan                                          112                                               112

Issuance of 65,000 shares
  of Common Stock under
  Restricted Stock Program                1                  389                                 (390)           0

Issuance of 344,562 shares
  of Common Stock under ESPP              3                1,728                                             1,731

Repurchase of 1,838,766
  sharesof Common Stock                 (18)              (6,244)                                           (6,262)

Income tax benefit arising
  from stock compensation
  plans                                                       74                                                74

Net income             (35,259)                                      (35,259)                              (35,259)

Currency translation
  adjustment            (1,088)                                                   (1,088)                   (1,088)

          --------------------------------------------------------------------------------------------------------
Balance as of
  April 30, 1999     $ (36,267)       $ 315     $ --   $ 123,945   $ (29,972)   $ (3,514)    $ (6,893)    $ 83,881
                       =======

Issuance of 105,097 shares
  of Common Stock under
  Stock Option Plan                       1                  363                                               364

Issuance of 234,784 shares
  of Common Stock under
  under ESPP                              2                  477                                               479

Payments on notes
  receivable                                                (475)                                 971          496

Net income             (22,799)                                      (22,799)                              (22,799)

Currency translation
  adjustment              (962)                                                     (962)                     (962)

          --------------------------------------------------------------------------------------------------------
Balance as of
  April 30, 2000     $ (23,761)       $ 318     $ --   $ 124,310   $ (52,771)   $ (4,476)    $ (5,922)    $ 61,459
                       ========         ===      ===     =======     ========     =======      =======      ======

Issuance of 151,900 shares
  of Common Stock under
  Stock Option Plan                       2                  304                                               306

Issuance of 284,756 shares
  of Common Stock under
  under ESPP                              3                  592                                               595

Payments on notes
  receivable                                                                                       40           40

Net income             (35,251)                                      (35,251)                              (35,251)

Currency translation
  adjustment            (1,359)                                                   (1,359)                   (1,359)

          --------------------------------------------------------------------------------------------------------
Balance as of
  April 30, 2001     $ (36,610)       $ 323     $ --   $ 125,206   $ (88,022)   $ (5,835)    $ (5,882)    $ 25,790
                       ========         ===      ===     =======     ========     =======      =======      ======

The accompanying notes are an integral part of the consolidated financial statements.




             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                               Year Ended April 30,
                                                           2001         2000         1999
Cash flows from operating activities:
  Net income (loss) ................................   $ (35,251)   $ (22,799)   $ (35,259)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Acquired in-process research and development ....          --           --        2,500
   Depreciation and amortization ...................       4,291        5,313        3,564
   Provision for doubtful accounts .................      (1,421)       2,382        4,618
   Deferred income taxes ...........................      15,424           --      (16,377)
   Accrued interest on short-term investments ......          --           14         (128)
   (Gain) loss on disposal of property and
        equipment...................................          16           91           (6)
   (Gain) loss on disposal of other shares .........          --           (6)         658
   Write-down of other shares ......................          --           --        1,000
   Write-down of property and equipment ............       1,576        1,164          109
   Write-down of goodwill and other intangibles.....       3,010           --           --
   Changes in operating assets and liabilities:
     Accounts receivable ...........................       9,738          696       (3,341)
     Accrued receivables and prepaid expenses ......        (175)        (543)      (1,739)
     Income taxes ..................................          --           26         (241)
     Other assets ..................................         203         (537)          39
     Accounts payable ..............................        (778)      (1,414)         355
     Accrued expenses and other current liabilities          761       (6,149)       5,327
     Accrued payroll and employee benefits and
         deferred revenue ..........................       1,274        3,530         (892)
     Accrued pension liability .....................         353          640          537
                                                       ---------    ---------    ---------
   Net cash flows provided by (used in)
    operating activities ...........................        (979)     (17,592)     (35,798)
                                                       ---------    ---------    ---------

Cash flows from investing activities:
  Purchase of short-term investments ...............    (118,640)    (128,577)    (187,800)
  Proceeds from sale of short-term investments .....     125,595      133,599      232,495
  Additions to property and equipment ..............      (3,057)      (4,502)      (4,694)
  Long-term cash deposit............................      (2,786)          --           --
  Payment for Ceratina .............................          --         (658)        (178)
  Payment for Abalon ...............................          --                    (9,500)
  Proceeds from sale of property and equipment .....          15           80          128
  Proceeds from sale of other shares ...............          --            6            1
  Collection of notes receivable ...................          40          456           --
                                                       ---------    ---------    ---------
   Net cash flows provided by investing activities .       1,167          395       30,452
                                                       ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from notes payable ......................                       --         (828)
  Payments on notes payable ........................        (303)        (534)        (362)
  Principal payments on capital lease obligations ..          --          (61)        (564)
  Issuance of Common Stock .........................         901          843        1,850
  Repurchase and retirement of Common Stock ........          --           --       (6,270)
  Other ............................................        (242)         374       (1,219)
                                                       ---------    ---------    ---------
   Net cash flows provided by (used in) financing
      activities ...................................         356          622       (7,393)
                                                       ---------    ---------    ---------
Translation differences on cash and cash
  equivalents ......................................        (527)        (454)        (178)
                                                       ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents          17      (17,029)     (12,917)
Cash and cash equivalents at beginning of year .....      12,036       29,065       41,982
                                                       ---------    ---------    ---------
Cash and cash equivalents at end of year ...........   $  12,053    $  12,036    $  29,065
                                                       =========    =========    =========

Supplemental disclosures of cash flow information: Cash paid during the year for:
  Interest .........................................   $      11    $      62    $     220
                                                       =========    =========    =========
  Income taxes .....................................   $     526    $     505    $     741
                                                       =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.





             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organization

      Industri-Matematik International Corp. ("IMIC"), a Delaware corporation, and its subsidiaries (collectively, "Company"), develop, market, implement, and support client/server supply chain and customer relationship management software. The Company's primary software products have been designed to provide for the complex and high throughput order fulfillment requirements of manufacturers, distributors, and wholesalers and their customer relationships. IMIC has operating subsidiaries located and primarily conducts business in the United States, Sweden, the United Kingdom, the Netherlands, and Australia.

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

      In a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement, the Company recognizes revenue using the "residual method" in accordance with Statement of Position 98-9, "Software Revenue Recognition in Respect to Certain Arrangements" issued by the American Institute of Certified Public Accountants. Under the "residual method", the total fair value of the undelivered elements is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

      Under the terms of the Company's License Agreements and Professional Service Agreements, in general the only warranties provided are that the software will function in accordance with the applicable software documentation by a specified date. As these warranties are effective for a very limited time period and historically the Company has not had any significant warranty claims, the Company's policy has been to record no warranty provision upon the recognition of license revenues. In addition, due to the Company's insignificant product returns and price adjustments in past years, no provision is made for product returns and price adjustments upon recognition of software license revenues. The Company reviews on a project by project basis the cost of claims that it considers to be "warranty" type claims under Professional Services Agreements by establishing project reserves. The Company will continue to evaluate the need for recording a warranty provision upon recognition of software license revenues and delivery of customer modification work.

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

                                       Estimated useful lives

      Computer equipment                   3 years
      Furniture and fixtures               3 to 10 years
      Automobiles                          3 years
      Leasehold improvements               5 years
      Software acquired                    1 to 3 years

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

Goodwill and Other Intangibles

      Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over a period of 10 years. Other intangibles are comprised of acquisition costs of developed technology, assembled workforce, and customer lists which are amortized using the straight-line method over a period of 5 years. The Company reviews the carrying value of goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Long-lived assets

      The Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Foreign Currency Translation

      The functional currency of IMIC's foreign subsidiaries is the applicable local currency. The translation from the respective foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in miscellaneous income (expense). For the years ended April 30, 2001, 2000, and 1999, foreign exchange gains (losses) of $380,000, $136,000 and, $163,000 respectively, were recorded by the Company.

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

      A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, the Dutch guilder, the German mark, the French franc, the Australian dollar, and the Canadian dollar. The Company incurs a significant portion of its expenses in Swedish krona, including a significant portion of its product development expenses and a substantial portion of its general and administrative expenses. As a result, appreciation of the value of the Swedish krona relative to the other currencies in which the Company generates revenues, particularly the U.S. dollar, could adversely affect operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate.

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

Cash, Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid, low risk debt instruments purchased with original maturity dates of three months or less to be cash equivalents. The Company's short-term investments comprise fixed income securities with original maturities of more than 90 days at the time of purchase. The Company has classified its short-term investments in fixed income securities as available-for-sale securities, which are carried at their fair value based upon the quoted market prices of those investments at April 30, 2000, and 2001. Accordingly, the change in unrealized gains and losses with respect to these securities is recorded as a direct increase or decrease in stockholders' equity, net of deferred income tax, if any. (See
Note 3.)

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

Comprehensive Income

Effective May 1, 1998, the Company adopted Statement of Financial Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. "Comprehensive income" includes foreign currency translation gains and losses that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income on its consolidated statements of stockholders' equity.

Net Income (Loss) Per Share

      Net income (loss) per share amounts have been computed in accordance with SFAS No. 128, "Earnings per Share". For each of the periods presented, net income (loss) per share amounts were computed based on the weighted average number of shares of common stock outstanding during the period. Net income (loss) per share - assuming dilution amounts were computed based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share-assuming dilution for the years ended April 30, 2001, 2000, and 1999 do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for those fiscal years.

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

                                                 Year Ended April 30,
                                            2001         2000         1999
Weighted average shares outstanding ..   31,985,991   31,671,870   32,431,260
Effect of dilutive stock options .....           --           --           --
                                         ----------   ----------   ----------
Adjusted weighted average shares
outstanding assuming dilution ........   31,985,991   31,671,870   32,431,260
                                         ==========   ==========   ==========

Cash Flow Information

      Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate.

Fair Value of Financial Instruments

      The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash and cash equivalents, receivables and payables, deferred revenue, and current portions of long-term debt are deemed to approximate fair value due to their short maturities. The carrying amount of long-term debt with banks and capitalized lease obligations are also deemed to approximate their fair values.

Income taxes

      The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized, to the differences between the financial statement carrying amount and the tax bases of existing assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. The statement also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.

Effect of Recent Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("FAS 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137") and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities ("FAS 138"). FAS 137 delayed the effective date of FAS 133 to be effective for fiscal years beginning after June 15, 2000. FAS 133, as amended by FAS 138, requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes that this statement will not have a significant impact on the financial position, results of operations, or cash flows, as the Company does not hold any derivative instruments or engage in hedging activities at the present time other than the Hedge Transaction referred to in Note 9.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("FAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. FAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. The Company is evaluating the effect of the new standards on its financial condition and results of operations.

3. Short-term investments

      Short-term investments are comprised of fixed income securities which are classified as available-for-sale securities. As of April 30, 2001, the Company had two Federal Agency securities with an amortized cost of $4.0 million and $6.9 million which approximated fair value. The Federal Agency securities mature within one year. As of April 30, 2000, the Company had two Federal Agency securities with an amortized cost of $10.0 million and $9.9 million which approximated fair value. During the years ended April 30, 2001, and 2000, maturities of fixed income securities resulted in aggregate proceeds of $125.6 million and $133.6 million respectively.

4. Accounts Receivable Allowance for Doubtful Accounts

      The following table provides a summary of the activity in the accounts receivable allowance for doubtful accounts for the years ended April 30, 2001, 2000, and 1999:

                                                  Year Ended April 30,
                                            2001           2000         1999
                                                    (in thousands)

Balance at beginning of period ......     $ 2,486       $ 4,883       $   210
Acquisition of Abalon ...............          --            --            58
Charged to expense ..................         422           845         5,128
Deductions ..........................      (1,765)       (3,242)         (513)
                                          -------       -------       -------
Balance at end of period ............     $ 1,143       $ 2,486       $ 4,883
                                          =======       =======       =======

The allowance for doubtful accounts decreased to $1,143,000 at April 30, 2001, from $2,486,000 at April 30, 2000, and from $4,883,000 at April 30,
1999, primarily as a result of settling disputes with customers. A significant portion of the amount remaining in the reserve for doubtful accounts relates to an ongoing dispute with a customer.

5. Property and Equipment

      Property and equipment is recorded at cost, less accumulated depreciation. Property and equipment consists of:

                                                              April 30,
                                                         2001           2000
                                                           (in thousands)
Computer equipment ..............................        8,980        10,741
Furniture and fixtures ..........................        4,025         4,605
Automobiles .....................................            -            11
Leasehold improvements ..........................          873           893
Software acquired ...............................        3,396         2,443
                                                      --------      --------
                                                        17,274        18,693
Less accumulated depreciation and amortization ..      (12,521)      (12,098)
                                                      --------      --------
                                                      $  4,753      $  6,595
                                                      ========      ========

Accumulated depreciation and amortization includes accumulated impairment charges of $2,654,000 as of April 30, 2001, and $1,164,000 as of April 30,
2000. During the year ended April 30, 2001, the Company reorganized its reporting units providing more geographical responsibility. This resulted in the cancellation of projects related to building worldwide internal accounting and reporting systems. Along with this decision, it was determined that related capitalized software and implementation costs were impaired as they would no longer provide an economic benefit to the new structure. This resulted in a net book value write-off of $1,490,000. During the year ended April 30, 2000, the Company determined that software acquired for development purposes no longer would provide a future benefit. This resulted with a net book value write-off of $1,164,000.

      Included in property and equipment are assets leased under capital lease obligations as follows:
                                                            April 30,
                                                       2001            2000
                                                         (in thousands)
Computer equipment ........................         $    73              364
Furniture and fixtures ....................             120              368
                                                    -------          -------
                                                        193              732
Less accumulated amortization .............            (193)            (721)
                                                    -------          -------
                                                    $     0          $    11
                                                    =======          =======

      The amortization expense on capital leases amounted to $11,000, $59,000, and $240,000 for the years ended April 30, 2001, 2000, and 1999, respectively.

6. Goodwill and Other Intangibles

Goodwill and other intangibles are recorded at cost, less accumulated amortization and impairment charges.

Goodwill and other intangibles consists of:
                                                   April 30
                                             2001            2000
                                                (in thousands)
Goodwill ...........................      $ 5,961         $ 6,282
Other intangibles:
  - developed technology ...........        1,700           1,700
  - assembled workforce ............          700             700
  - customer lists .................        1,700           1,700
                                          -------         -------
                                           10,061          10,382
Less accumulated amortization ......       (6,322)         (2,023)
                                          -------         -------
                                          $ 3,739         $ 8,359
                                          =======         =======

For the year ended April 30, 2001, accumulated amortization includes an impairment charge of $3,010,000.

Amortization of goodwill and other intangibles was $4.5 million in fiscal 2001, $3.0 million of which consisted of a write-down for goodwill relating to the Abalon acquisition. The write-down was based upon an outside appraisal which showed that the value of such goodwill had declined since the date of the acquisition.

7. Income Taxes

      Loss from continuing operations before income taxes was distributed geographically as follows:

                                               Year Ended April 30,
                                        2001            2000          1999
                                                   (in thousands)

Domestic .................           $ (2,549)      $ (1,714)    $ (29,977)
Foreign ..................            (17,278)       (21,085)      (21,704)
                                      -------         -------      --------
   Total .................           $(19,827)      $(22,799)     $(51,681)
                                      =======        =======      ========

Components of the (provision) benefit for income taxes are as follows:

                                                     Year Ended April 30,
                                                   2001       2000      1999
                                                         (in thousands)
Current:
Federal ........................................$     --        --     $ 722
State ..........................................      --        --        --
Foreign ........................................      --        --        45
                                                  ------    ------    ------
   Total current provision .....................      --        --     $ 767
                                                  ------    ------    ------
Deferred:
Federal ........................................$ (7,382)       --  $ (8,333)
State ..........................................  (2,204)       --  $ (2,488)
Foreign.........................................  (5,838)       --  $ (6,368)
                                                  ------    ------    -------
 Total deferred (provision) benefit ............$(15,424)       --  $(17,189)
                                                  ------    ------    -------
  Total (provision) benefit for income taxes ...$(15,424)       --  $(16,422)
                                                  ======    ======    =======

The approximate tax effects of temporary differences which give rise to net deferred taxes are:



                                                                        April 30,
                                                                       2001      2000
                                                                       (in thousands)
Deferred income taxes, non-current asset
      Net operating loss carryforwards ..........................   $ 29,332    $ 27,393
      Allowance for doubtful accounts ...........................        359       1,059
      Restructuring..............................................      1,078          --
      Depreciation ..............................................         19         264
      Timing difference reserve (Sweden) ........................         --         (35)
      Other .....................................................         35      (1,161)
                                                                    --------    --------
      Total deferred income taxes, noncurrent asset .............     30,823      27,520
      Valuation allowance .......................................    (30,823)    (12,000)
                                                                    --------    --------
Total net deferred income taxes, non-current asset ..............   $     --    $ 15,520
                                                                    ========    ========

      A reconciliation of the (provision) benefit for income taxes to the amount computed by applying the statutory rates is as follows:

                                                          Year Ended April 30,
                                                 2001               2000                  1999
                                                            (in thousands)
    Statutory rate ................    $ 6,741         34%   $  7,752        34%  $ 17,572       34%
    Valuation of temporary
     differences ..................     (3,867)       (20)     (5,994)      (26)    (2,613)      (4)
    Increase in valuation allowance
     of deferred tax asset             (15,424)       (78)         --        --         --       --
    Deferred revenues .............         --         --                            1,642        3
    Foreign taxes .................     (1,326)        (6)       (902)       (4)      (848)      (2)
    Permanent differences .........     (1,611)        (8)         --        --         --       --
    Other .........................         63         --        (856)       (4)       669        1
                                       -------    -------     -------   -------    -------      ---
    Effective tax rate ............   $(15,424)      (78)%         --        --   $ 16,422       32%
                                       =======    =======     =======   =======    =======      ===


In April, 2001, the Company recorded and additional valuation allowance against its remaining deferred tax asset by increasing the valuation allowance by $15.4 million based upon its continuing non-profitable operations and inability to predict when this asset could be realized. This resulted in a charge to income for the year ended April 30, 2001, equal to the increase in the valuation allowance. There was no provision (benefit) for income taxes for the year ended April 30, 2000, as the Company applied a full valuation allowance to deferred tax assets generated after April 30, 1999. At April 30, 2001, the Company's deferred tax asset amounted to $30.8 million of which $29.3 million related to net operating loss carryforwards and $1.5 million related to other temporary differences, however after applying the valuation allowance, the net deferred tax asset at April 30, 2001, was $0. Of the net operating loss carryforwards, $12.0 million were incurred in the United States and $11.8 million were incurred in Sweden. The net operating loss carryforwards, of which substantially all were incurred during the years ended April 30, 2001, 2000, and 1999, may be carried forward to offset future income up to 15 years in the United States and indefinitely in Sweden.

8. Borrowings

Notes payable includes the following:
                                                              April 30,
                                                         2001          2000
                                                           (in thousands)
Collateralized credit facility                           $    --     $   303
Less current portion ..............................           --        (303)
                                                         -------     -------
Notes payable .....................................      $    --     $    --
                                                         =======     =======

9. Accrued Expenses and Other Current Liabilities
                                                             April 30,
                                                       2001             2000
                                                          (in thousands)
Accrued purchases .........................          $ 2,274          $ 2,775
Project reserves...........................              148            1,229
Accrued consultancy .......................              645            1,334
Accrued restructuring costs (See Note 16)..            1,355              257
Accrued pension taxes .....................              588              593
Restructuring cost Abalon .................                -               61
Value-added tax ...........................              374              259
Employee withholding taxes ................              580              622
Additional consideration for Ceratina......                -              241
Valuation of put option ...................            1,384                -
Other......................................              723              607
                                                     -------          -------
                                                     $ 8,071          $ 7,978
                                                     =======          =======

Project reserves consist of charges to be incurred bringing projects to implementation.

During November, 2000, the Company entered into a hedge transaction with a Bank to offset potential Swedish social security fee liability upon exercise of stock options by employees living in Sweden. The arrangement involved the issuance by the Bank of a call to the Company settleable in cash, which the Bank elected to cover by purchasing shares of the Company's Common Stock.
The Company offset a portion of the cost of the call by issuing to the Bank a right to put shares of Company Common Stock to the Company. Gain or loss to the Company on the closing of the transaction will be realized based upon the increase or decrease in the price of the Company's Common Stock. As a result of the decline in the value of the Company Common Stock, as of April 30, 2001, the Company recorded a non-operating charge of $1.4 million relating to the put issued to the Bank. This charge will be reviewed quarterly and adjusted to reflect the underlying Common Stock value and will be reversed in full if the price of the Common Stock reaches $4.536 per share, which is the exercise price of the put. On April 30, 2001, the exercise price of the call option ($4.536) used to hedge potential Swedish social security fees was above the market price of the Company's Common Stock. Since there was no active market for these types of options, the value of the call option was limited to a calculated option premium, which was offset in the financial statements by the corresponding premium on the put option. The original net premium of $50,000 will be amortized over the 5-year term of the options.
The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. It is anticipated that the hedge transaction will be open for several years. As part of that transaction, the Company deposited $2.1 million with the Bank and recorded a non-current asset in that amount.

10. Accrued Payroll and Employee Benefits
                                                             April 30,
                                                       2001             2000
                                                          (in thousands)
Accrued commissions .......................           $  398           $  563
Accrued payroll taxes .....................              977            1,212
Accrued vacation pay ......................            1,571            1,733
Accrued salaries and bonus ................            1,398            1,364
Accrued restructuring costs (see Note 16)..            2,256                -
Accrued pension expenses ..................              703              599
Debt for ESPP .............................              145              219
Other .....................................              147               12
                                                      ------           ------
                                                      $7,595           $5,702
                                                      ======           ======

11. Employee Benefit Plans

      The Company provides retirement benefits for substantially all employees in the United States and in foreign locations. In the U.S., the U.K., and the Netherlands, the Company sponsors defined contribution plans. In addition, IMAB has a supplemental defined contribution plan for certain key management employees.

      IMIC's Swedish subsidiary, IMAB, participates in several pension plans (non-contributory for employees), which cover substantially all employees of its Swedish operations. The plans are in accordance with a nationally-agreed standard plan, the ITP Plan, and administered by a national organization, Pensionsregistreringsinstitutet ("PRI"). The level of benefits and actuarial assumptions are calculated and established by the national organization and, accordingly, IMAB may not change benefit levels or actuarial assumptions. The Company accounts for pensions in accordance with SFAS No. 87, "Employers' Accounting for Pensions". In March 2001, IMAB amended its financing of these plans from financing via corporate assets to financing via premiums paid to Alecta (formerly SPP), the Swedish National Pension Organization. The pension book reserve will, in the future, only increase with an interest component. IMAB has provided a guaranty to Foretagspensionsguaranty ("FPG"), a third party guarantor of pension liabilities, in the amount of $650,000. This guaranty is in the form of a collateralized bank deposit of the same amount and is recorded as a non-current asset.

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

                                                       Year Ended April 30,
                                                     2001      2000      1999
                                                          (in thousands)

Service cost ..................................      $337      $489      $386
Interest cost .................................       167       142       140
Amortization of actuarial net loss ............         8         8        15
Amortization of transition obligation .........         2         3         3
                                                     ----      ----      ----
Net periodic benefit cost .....................      $514      $642      $544
                                                     ====      ====      ====

The following table sets forth the change in the benefit obligation for IMAB's defined benefit plan in Sweden:

                                                              April 30,
                                                         2001          2000
                                                           (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year ....     $ 3,094      $ 2,896
Service cost ......................................         337          489
Interest cost .....................................         167          143
Actuarial (gain) loss .............................          --         (231)
Benefits paid .....................................         (19)          (8)
Effect of foreign currency exchange rates .........        (532)        (195)
                                                        -------      -------
Benefit obligation at end of fiscal year ..........     $ 3,047      $ 3,094
                                                        =======      =======

    The following table shows the plan's funded status and amounts recognized in the consolidated balance sheet:
                                                           April 30,
                                                       2001         2000
                                                        (in thousands)
Actuarial present value of benefit obligation:
Funded status ..................................     $(3,047)     $(3,094)
Unrecognized actuarial loss ....................         159          154
Unrecognized transition obligation .............           8           10
                                                     -------      -------
Accrued benefit cost ...........................     $(2,880)     $(2,930)
                                                     =======      =======

      The following assumptions were used to determine the IMAB's obligation under the Swedish plan:

                                               Years Ended April 30,
                                          2001           2000          1999
Discount rate ..................          5.75%          5.75%          5.0%
Salary increase ................          3.00%          3.00%          2.5%
Inflation ......................          2.00%          2.00%          1.5%

Defined Contribution Plans

      Contributions by the Company relating to its defined contribution plans for the years ended April 30, 2001, 2000, and 1999 were $2,606,000, $2,051,000, and $1,318,000, respectively. During the year ended April 30, 2001, IMAB received notification from Alecta of a refund of pension premiums relating to earlier years. The unused portion of the refund amounted to $820,000 at April 30, 2001. The refund may be used to reduce future pension premium payments. The unused portion of the pension refund has not been recorded in the Statement of Operations or the Balance Sheet.

12. Stockholders' Equity

      IMIC's Amended and Restated Certificate of Incorporation as in effect on April 30, 2001, authorizes (i) 15,000,000 shares of preferred stock ("Preferred Stock") with a par value of $0.01 and (ii) 75,000,000 shares of Common Stock with a par value of $0.01 of which 12,500,000 shares have been designated as Class B Common Stock. No shares of Preferred Stock or Class B Common Stock were outstanding at April 30, 2001.

      As of April 30, 2001, 2000, and 1999, total stockholders' equity includes an amount of SEK 40,800,000 (approximately U.S. $4,000,000) in IMAB which is restricted as to usage according to Swedish Company Law. The amount only can be used to cover a net deficit, for an increase in share capital, or for other uses as agreed by the courts.

      During the fiscal year ended April 30, 1999, IMIC repurchased and retired 1,838,766 shares of Common Stock at an aggregate cost of $6,262,000. There have not been any repurchases of Common Stock during the years ended April 30, 2000 and 2001.

13. Stock Compensation Plans

Stock Option Plans

      In May 1995, IMIC adopted the Industri-Matematik International Corp. Stock Option Plan ("1995 Plan"), and in October, 1998, IMIC adopted the Industri-Matematik International Corp. 1998 Stock Option Plan ("1998 Plan")(the 1995 Plan and 1998 Plan, collectively, "U.S. Plans"). The U.S. Plans provide for grants of incentive stock options to key employees (including officers and employee directors) of the Company and non-incentive stock options to key employees and members of IMIC's Board of Directors, consultants, and other advisors of the Company who are not employees. The maximum term for either form of option is ten years, and the options which have been granted have had vesting periods of three to five years. A total of 3,000,000 shares of Common Stock were reserved for future issuance under the 1995 Plan, of which 978,196 were available for grant as of April 30, 2001, and a total of 3,000,000 shares of Common Stock were reserved for future issuance under the 1998 Plan and in August, 2000, the Board of Directors reserved an additional 1,000,000 shares (subsequently ratified by the shareholders). Of the total of 4,000,000 shares reserved for issuance under the 1998 Plan, 1,915,173 were available for grant as of April 30, 2001.

      Since there has been a public market for the Company's Common Stock, all stock options have been granted with an exercise price equal to or exceeding the market price. IMIC's Board of Directors believes that all stock options granted prior to there being such public market were granted with an exercise price equal to or exceeding the fair value of such Common Stock on the date of the grant, based on the facts, circumstances, and limitations existing at the time of their determinations.

The following is a summary of option transactions and exercise prices as it relates to the U.S. Plans:
                                                                 Weighted
                                                                  Average
                                 Shares       Price per share  Exercise Price

Outstanding at April 30, 1998      639,498      $ 2.00 - $31.22     $17.68

     Granted..............       3,236,000      $2.00 - $ 14.88     $ 6.15
     Exercised............         (11,000)     $9.00 - $ 11.13     $10.15
     Terminated...........        (688,000)     $2.00 - $ 31.22     $16.16
                                 ---------
Outstanding at April 30, 1999    3,176,498      $2.00 - $ 26.38     $ 6.30
                                 ---------
     Granted..............       1,510,700      $1.91 - $ 12.25     $ 3.34
     Exercised............         (99,597)     $2.00 - $ 11.06     $ 3.54
     Terminated...........        (602,751)     $1.91 - $ 20.38     $ 6.12
                                 ---------
Outstanding at April 30, 2000    3,984,850      $1.91 - $ 26.38     $ 5.27
                                 ---------
     Granted..............         270,500      $1.72 - $  3.50     $ 2.24
     Exercised............        (151,900)     $1.91 - $  4.00     $ 2.03
     Terminated...........        (914,000)     $1.91 - $ 20.38     $ 4.61
                                 ---------
Outstanding at April 30, 2001    3,189,450      $1.72 - $ 26.38     $ 5.31
                                 ---------
Vested at April 30, 2001         1,791,300      $1.72 - $ 26.38     $ 6.94
                                 =========

The following table summarizes information concerning outstanding and exercisable options as of April 30, 2001.



                                  Options Outstanding
                           -----------------------------------------
                                     Weighted Average                     Options Exercisable
                          -----------------------------------------   -------------------------
                                                                                     Weighted
                           Number of  Remaining Life                   Number of      Average
Range of Exercise Prices     Options       (Years)     Exercise Price    Options    Exercise Price
--------------------------   ---------  --------------  --------------   ---------  --------------
    $  1.72 - $ 4.00        1,719,450          8.3         $ 2.82          816,300     $ 2.46
    $  5.06 - $ 6.00        1,032,500          7.4         $ 5.92          399,000     $ 5.91
    $  7.88 - $ 9.00          104,000          5.4         $ 8.94           84,000     $ 8.91
    $ 11.06 - $15.38          318,500          6.9         $14.72          483,000     $14.69
    $ 22.25 - $26.38           15,000          6.8         $23.63            9,000     $23.63
- ----------------------   ----------        -----        -------        ---------     -------
    $  1.72 - $26.38        3,189,450          7.8         $ 5.31        1,791,300     $ 6.94
                            =========                                    =========


Transferable Stock Option Plan

     In October, 2000, the Company instituted a Transferable Stock Option Plan ("Swedish Plan") which supplements the U.S. Plans for the benefit of selected employees subject to Swedish income taxation. Pursuant to the Swedish Plan, options may be sold to employees giving them the right to purchase shares of Company Common Stock at a purchase price equal to the market value on the Common Stock on the date of sale of the option. The purchase price for the option will be its fair market value on the date of sale. The options are transferable, and if an employee owning an option terminates his employment with the Company, the Company has the right to repurchase his options at their then market value, or if the options are not
publicly traded, at the original purchase price plus interest.   A total of
500,000 shares were reserved for issuance under the Swedish Plan, all of which were available for grant as of April 30, 2001.

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

      During the year ended April 30, 1999, 65,000 were sold pursuant to the Restricted Stock Program at a price of $6.00 per share for total proceeds of $390,000. No shares were sold in fiscal 2000 or 2001.

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

     As of April 30, 2001, 1,066,995 shares sold pursuant to the Restricted Stock Program with respect to which the related non-recourse promissory notes remained unpaid were outstanding.

Employee Stock Purchase Plan

      Effective February 26, 1997, IMIC adopted the Industri-Matematik International Corp. 1997 Employee Stock Purchase Plan ("ESPP") to provide eligible employees an opportunity to purchase shares of IMIC Common Stock at a discount from market value through payroll deductions and other contributions.600,000 shares were reserved initially for purchase pursuant to the ESPP, in December, 1998, the Board of Directors reserved an additional 600,000 shares (subsequently ratified by the shareholders), and again in May, 2000, the Board of Directors reserved an additional 600,000 shares (subsequently ratified by the shareholders). The ESPP establishes purchase periods of up to 23 months and two 6-month accrual periods per calendar year commencing each January 1 and July 1. On the last day of each accrual period, participant account balances are used to purchase shares of Common Stock at the lesser of 85% of the fair market value of the Common Stock on such date or on the first day of the purchase period. No participant may purchase more than 500 shares in any accrual period or shares having a value in excess of $21,250 in any calendar year. Employees purchased 234,784 and 284,756 shares at an average price of $2.04 and $2.09 per share under the ESPP during the years ended April 30, 2000 and 2001, respectively.

Proforma Net Income in accordance with SFAS No. 123.

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

                                                Year ended April 30,
                                             2001          2000      1999
                                        (in thousands, except per share data)
Net loss                   As reported..   $(35,251)   $(22,799)    $(35,259)
                           Pro forma....    (39,883)    (27,881)     (38,326)

Net loss per share         As reported..   $  (1.10)   $  (0.72)    $  (1.09)
                           Pro forma....      (1.25)      (0.88)       (1.18)

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the years ended April 30, 2001, 2000, and 1999:
                                                  Year Ended April 30,
                                            2001          2000         1999

Expected term .....................            5             5            5
Volatility factor .................        100.0%         90.0%        91.5%
Risk-free interest rate ...........         5.21%         5.95%        5.16%
Dividend yield ....................         0.00%         0.00%        0.00%
Fair value ........................       $ 1.73        $ 2.44       $ 4.47

      Shares issued under the ESPP were valued at the difference between the market value of the stock and the discounted purchase price of the shares on the date of purchase. The date of grant and the date of purchase coincide for this plan.

      The weighted average fair value of shares issues to employees under the ESPP was $0.68, $0.67, and $1.88 during the years ended April 30, 2001, 2000, and 1999, respectively.

14. Commitments and Contingencies

Operating leases

      The Company leases office facilities and certain office equipment under various noncancelable operating lease agreements. Aggregate future minimum lease payments under noncancelable operating leases are as follows as of April 30, 2001:
                                                    Future minimum payments
Year Ending April 30,                                  on operating leases
                                                          (in thousands)
2002...............................................         $  5,154
2003...............................................            4,479
2004 ..............................................            4,282
2005...............................................            1,276
2006...............................................              707
Thereafter.........................................            4,025
                                                            --------
Total future minimum lease payments                         $ 19,923
                                                            ========

      Total rent expense under the leases was $5,371,000, $7,904,000, $7,030,000 for the years ended April 30, 2001, 2000, and 1999, respectively.

      The Company is liable to pay social fees on the gains in connection with the exercise of the Company's stock options by it's employees in Sweden. The amount of the future liability is dependent upon the number of options exercised and the market price. Social fees in Sweden are approximately 33 percent. To offset this potential liability, during November, 2000, the Company entered into a hedge transaction. (See Note 9.)

Litigation

      The Company is engaged in an arbitration to collect monies due from a customer in which the customer has interposed a claim or damages. The Company believes that the customer's claim is without merit. In addition, in February, 1999, a class action lawsuit was commenced by service of a complaint against the Company, certain of its officers, directors, and controlling shareholders who sold shares of Common Stock during the class period, and its underwriters claiming violations of the Federal securities laws. The complaint was dismissed, but the plaintiff had the right and did serve a new complaint. A motion to dismiss the second complaint has been submitted. No answer to either complaint was filed. While management believes this action to be without merit, an unfavorable outcome in the class or any other action which may be brought against the Company may have a material adverse affect upon the Company's business, operating results, and financial condition. In May, 1999, the Company initiated an Arbitration in Denmark against a Danish licensee of System ESS seeking damages for breach of contract, and this licensee claimed damages against the Company for breach of contract. This action was settled during fiscal 2001.

15. Segment Information

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

The table below presents information about the Company's reportable segments:

                                                   Year Ended April 30,
                                              2001         2000        1999
                                                     (in thousands)
Revenues:
     United States .....................   $ 28,220     $ 28,859    $ 40,256
     Nordic ............................     28,383       32,083      32,262
     United Kingdom ....................      6,316        6,051       9,535
     Netherlands .......................      7,325        5,159       1,350
     Other Europe.......................         --          346         590
     Australia .........................      1,194        2,198       2,387
     Intercompany ......................     (2,744)        (137)        (69)
     Corporate .........................        661          466         657
                                           --------     --------    --------
     Total revenues                        $ 69,355     $ 75,025    $ 86,968
                                           ========     ========    ========

Loss from operations:
     United States .....................   $  7,795     $  4,371    $(12,002)
     Nordic ............................      2,039        3,275       5,160
     United Kingdom ....................          1       (1,011)    (2,061)
     Netherlands .......................      1,918          775      (2,358)
     Other Europe ......................       (160)        (823)     (2,671)
     Australia .........................       (228)         634        (648)
     Canada ............................         (3)         (24)       (558)
     Intercompany ......................     (2,072)        (252)     (2,376)
     Corporate .........................    (29,446)     (31,766)    (37,554)
                                           --------     --------    --------
     Total loss from operations            $(20,156)    $(24,821)   $(55,068)
                                           ========     ========    ========

Geographic data for revenues based upon customer location and long-lived assets (which consist of non-current assets other than goodwill and other intangible assets) were as follows:

                                                   Year Ended April 30,
                                              2001         2000        1999
                                                    (in thousands)
Revenues:
     United States .....................   $ 23,086     $ 26,650    $ 33,562
     Nordic ............................     25,546       20,567      21,809
     United Kingdom ....................      6,657        6,749      10,952
     Netherlands .......................      6,561        5,634       2,249
     Other Europe ......................      1,218       10,464       8,976
     Asia/Pacific ......................      1,455        2,665       2,400
     Rest of Americas ..................      4,832        2,296       7,020
                                           --------     --------    --------
     Total revenues                        $ 69,355     $ 75,025    $ 86,968
                                           ========     ========    ========

Long-lived assets:
     United States .....................    $ 1,732     $ 2,673     $  3,536
     Sweden ............................      2,387       2,867        1,469
     United Kingdom ....................        410         574          894
     Netherlands .......................        158         208          346
     Other Europe.......................         --         137          160
     Australia .........................         66         136          277
                                           --------    --------     --------
     Total long-lived assets                $ 4,753     $ 6,595     $  6,682
                                           ========    ========     ========

Major customers

      For the years ended April 30, 2001, 2000, and 1999, the Company had no single customer with sales comprising more than 10% of total revenues.

In January 1997, the Company entered into an agreement with Oracle Corporation pursuant to which the parties agreed for a term which ended in fiscal 2000 to jointly market and license the Oracle Solution Suite, which incorporated the Company's System ESS software, certain Oracle software, and other complementary software of third parties. Oracle paid the Company a percentage of the total license fees that Oracle received from customers for System ESS. The Company supports its System ESS software. For the years ended April 30, 2001, 2000, and 1999, 0%, 0%, and 20%, respectively, of the Company's license revenues was derived from customers introduced to the Company by Oracle.

16. Restructuring

In April, 2001, the Company announced a reorganization of its operations into four regional units each made up of sales, services, support, and operations staff. In connection with the reorganization, the Company took a restructuring charge of $5.4 million consisting primarily of employee severance costs, lease termination expenses, and write-downs of certain property and equipment.

The following table presents the components of the charge (in thousands) and the restructuring activity relating to the fiscal 2001 restructuring through April 30, 2001:
                                                               Accrual
                                      Utilization               as of
                            Initial       of       Currency    April 30,
                             charge     accrual     effect      2001
                            -------   ----------   ---------   --------
Severance benefits          $ 2,797    $     --    $    (176)  $  2,621
Lease obligations
  and terminations            1,057          --          (67)       990
Write-down on fixed assets    1,490      (1,490)          --         --
Other                            47                                  47
                            -------   ----------   ---------   --------
Total                       $ 5,391    $ (1,490)   $    (243)  $  3,658
                            =======   ==========   =========   ========

During the fourth quarter of the year ended April 30, 1999, the Company incurred a $3.5 million one-time restructuring charge in connection with a cost realignment plan. The components of the charge included, in thousands:

Severance benefits                                         $2,699
Lease obligations and terminations                            535
Other                                                         288
                                                           ------
Total restructuring charge                                  3,522
                                                           ======

The following table presents the restructuring activity relating to the fiscal 1999 restructuring through April 30, 2001:

                       Accrual                           Accrual
                        as of   Utilization               as of
                      April 30,     of       Currency    April 30,
                        2000      accrual     effect      2001
                      -------   ----------   ---------   ---------

Severance benefits    $   247    $   (242)   $     (5)    $     0
Lease obligations
  and terminations          4          (4)         --           0
Other                       6          (6)         --           0
                      -------   ----------   ---------   ---------
Total                 $   257    $   (252)   $     (5)    $     0
                      =======   ==========   =========   =========

17. Quarterly Information (Unaudited)

      Summarized quarterly consolidated financial information for 2001 and 2000 is as follows:



                                                           Quarter Ended
                                 July 31,  Oct. 31,  Jan. 31,    April 30,  July 31,   Oct. 31,   Jan. 31,    April 30,
                                  2000     2000       2001        2001      1999        1999       2000        2000
                                                      (in thousands, except per share data)
Total revenues                 $ 16,993   $ 18,487   $ 15,390   $ 18,485   $ 16,676  $ 18,288     $18,879    $21,182
Gross profit                      7,397      8,820      6,086      7,822      4,118     5,281       5,721      9,032
Net income (loss)                (3,480)      (650)    (4,254)   (26,866)    (7,347)   (6,850)     (5,893)    (2,709)
Earnings per Share                (0.11)     (0.02)     (0.13)     (0.84)     (0.23)    (0.22)      (0.19)     (0.09)
Weighted average number
  of shares                      31,931     31,974     32,020     32,020     31,535    31,604      31,636     31,790



                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INDUSTRI-MATEMATIK INTERNATIONAL CORP.


July 27, 2001                 By: /s/ STIG G. DURLOW
                                 ------------------------------------
                                 Stig G. Durlow, Chairman, President,
                                 and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


July 27, 2001                        /s/ STIG G. DURLOW
                                     ---------------------------------------
                                     Stig G. Durlow, Principal
                                     Executive Officer, Director


July 27, 2001                        /s/ KARL ASP
                                     ---------------------------------------
                                     Karl Asp, Principal
                                     Financial and Accounting
                                     Officer


July 27, 2001                        /s/ JEFFREY A. HARRIS
                                     ---------------------------------------
                                     Jeffrey A. Harris, Director


July 27, 2001                        /s/ WILLIAM H. JANEWAY
                                     ---------------------------------------
                                     William H. Janeway, Director


July 27, 2001                        /s/ TERJE LAUGERUD
                                     ---------------------------------------
                                     TERJE LAUGERUD, Director


July 27, 2001                        /s/ MARTIN LEIMDORFER
                                     ---------------------------------------
                                     Martin Leimdorfer, Director


July 27, 2001                        /s/ GEOFFREY W. SQUIRE
                                     ---------------------------------------
                                     Geoffrey W. Squire, Director