Form 10-Q
period 2001-07-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 2001-09-14
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

Class:                                   Outstanding July 31, 2001:

Common Stock ($.01 par value)                    32,359,895 shares





                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except share and per share data)


                                              07/31/01       04/30/01
                                            -----------     -----------
                                            (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents               $  21,288       $ 12,053
    Short-term investments                         --         12,866
    Accounts receivable, less allowance
      for doubtful accounts of $1,137
      and $1,143 at July 31, 2001, and
      April 30, 2001, respectively              8,928         10,952
    Contract receivables                        1,781          1,861
    Prepaid expenses                            1,721          1,726
    Income taxes receivable                       135            217
    Other current assets                          438            640
                                               ------         ------
          Total current assets                 34,291         40,315
                                               ------         ------
Non-current assets:
     Property and equipment, net                4,033          4,753
     Goodwill and other intangible assets       3,528          3,739
     Long-term cash deposit                     2,731          2,794
     Other non-current assets                     886            909
                                               ------         ------
          Total non-current assets             11,178         12,195
                                               ------         ------
     Total assets                            $ 45,469       $ 52,510
                                              =======        =======



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                            828          1,129
     Accrued expenses and other
       current liabilities                     6,936          8,071
     Accrued payroll and employee benefits     5,331          7,595
     Deferred revenue                          5,447          7,045
                                              ------         ------
          Total current liabilities           18,542         23,840
                                              ------         ------
Long-term liabilities:
     Accrued pension liability                 2,764          2,880
                                              ------         ------
     Total long-term liabilities               2,764          2,880
                                              ------         ------
           Total liabilities                  21,306         26,720
                                              ------         ------
Stockholders' equity:
    Common Stock; voting, $.01 par value;
     62,500,000 shares authorized;
     32,359,895 and 32,274,553 shares
     issued and outstanding at
     July 31, 2001 and April 30,
     2001, respectively                          324            323
    Additional paid-in capital               125,342        125,206
    Accumulated deficit                      (89,467)       (88,022)
    Accumulated other comprehensive loss      (6,154)        (5,835)
    Notes receivable from stockholders        (5,882)        (5,882)
                                             -------        -------
       Total stockholders' equity             24,163         25,790
                                             -------        -------
Total liabilities and stockholders' equity  $ 45,469       $ 52,510
                                             =======        =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)

                                                THREE MONTHS ENDED
                                             7/31/01           7/31/00
                                       ---------------   ----------------

Revenues:
    Licenses                                $    643          $  4,132
    Services and maintenance                  12,187            12,430
    Other                                        658               431
                                             -------           -------
      Total revenues                          13,488            16,993
                                             -------           -------
Cost of revenues:
    Licenses                                      16               318
    Services and maintenance                   8,285             9,110
    Other                                        164               168
                                             -------           -------
      Total cost of revenues                   8,465             9,596
                                             -------           -------
      Gross profit                             5,023             7,397
                                             -------           -------
Operating expenses:
    Product development                        2,493             4,137
    Sales and marketing                        2,163             4,422
    General and administrative                 1,855             2,451
    Amortization of goodwill and
        other intangible assets                  185               376
                                             -------           -------
      Total operating expenses                 6,696            11,386
                                             -------           -------
Loss from operations                          (1,673)           (3,989)
                                             -------           -------
Other income (expense):
    Interest income                              245               466
    Interest expense                              --                (6)
    Miscellaneous income (expense), net          (17)               49
                                             -------           -------
Loss before income taxes                      (1,445)           (3,480)
Benefit for income taxes                          --                --
                                             -------           -------

Net loss                                      (1,445)           (3,480)
                                             =======           =======

Net loss per share                           $ (0.05)          $ (0.11)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.05)          $ (0.11)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.









                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)

                                                 THREE MONTHS ENDED
                                               7/31/01         7/31/00
                                            -----------     -----------

Cash flows from operating activities:
Net loss                                      $ (1,445)       $ (3,480)

Adjustments to reconcile net loss
to net cash used in operating activities:
    Depreciation and amortization                  783           1,184
    Provision for doubtful accounts                 (6)            (54)
    Loss on disposal of property and equipment      (1)            (83)
    Write-down on property and equipment           131              --
    Changes in operating assets and liabilities:
        Accounts receivable                      1,803           8,214
        Contract receivables and
          prepaid expenses                        (328)            (43)
        Income taxes receivable                    (95)            197
        Other assets                                12             299
        Accounts payable                          (274)           (551)
        Accrued expenses and other
          current liabilities                   (1,201)           (287)
        Accrued payroll, employee benefits
          and deferred revenue                  (3,567)         (4,971)
        Accrued pension liability                  (21)            132
                                             ---------       ---------
Net cash provided by (used in)
    operating activities                        (4,209)            557
                                             =========       =========

Cash flows from investing activities:
      Purchase of short-term investments            --         (32,692)
      Proceeds from sale of short-term
        investments                             12,866          33,774
      Additions to property and equipment         (104)           (518)
      Proceeds from sale of property
        and equipment                                1               1
      Collection of notes receivable                --              40
                                             ---------       ---------
Net cash flows provided by (used in)
  investing activities                          12,763             605
                                             =========       =========
Cash flows from financing activities:
      Payments on notes payable                     --            (141)
      Issuance of Common Stock                     136             315
      Other                                         23            (100)
                                             ---------       ---------
Net cash flows provided
  by financing activities                          159              74
                                             =========       =========

Translation differences on cash and
 cash equivalents                                 (129)           (121)
                                             ---------       ---------
Net increase (decrease)in cash and cash
 equivalents                                  $  8,584        $ 1,115
                                             =========       =========

Cash and cash equivalents at beginning
 of period                                     $12,704        $ 12,036
Cash and cash equivalents at end             ---------       ---------
 of period                                     $21,288        $ 13,151
                                             ---------       ---------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                  $   --           $   6
      Income taxes                              $  162           $ 224

The accompanying notes are an integral part of the condensed consolidated financial statements.






                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)




1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at July 31, 2001, and the results of operations and cash flows for the three months ended July 31, 2001, and 2000. The financial statements, which include a condensed consolidated balance sheet as at April 30, 2001 (audited), should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001. Results of operations and cash flows for the period ended July 31, 2001, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 2002, or any other future period.

2.  Comprehensive Loss

    Total comprehensive loss was $(1,764,000) and $(3,925,000) for the three months ended July 31, 2001, and 2000, respectively. Total comprehensive loss includes net loss and currency translation adjustments.

3.  Net Loss per Share

    Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For each of the periods presented, net loss per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net loss per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share - assuming dilution for the three month periods ended July 31, 2001 and 2000, do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for the periods.

    For each of the periods presented, income available to common shareholders (the numerator) used in the computation of net loss per share was the same as the numerator used in the computation of net loss per share - assuming dilution. A reconciliation of the denominators used in the computations of net loss per share and net loss per share - assuming dilution is as follows:


                          Three months ended
                               July 31,
                        -----------------------
                           2001         2000
                        ---------     ---------

Weighted average
shares outstanding     32,048,918    31,930,782
Effect of dilutive
stock options                  --            --
                        ---------     ---------
Adjusted weighted
average shares
outstanding assuming
dilution               32,048,918    31,930,782
                       ==========    ==========




4.  Accrued Expenses and Other Current Liabilities



                               July 31, 2001         April 30, 2001
                               --------------         -------------
                                (unaudited)
                                          (in thousands)

Accrued purchases                   $1,463               $2,274
Project reserves                       289                  148
Accrued consultancy                    773                  645
Accrued restructuring costs            685                1,355
Accrued pension taxes                  680                  588
Value-added tax                         43                  374
Employee withholding taxes             603                  580
Valuation of put option              1,397                1,384
Other                                1,003                  723
                                    ------               ------
                                   $ 6,936              $ 8,071
                                    ======               ======



During November, 2000, the Company entered into a hedge transaction with a Bank to offset potential Swedish social security fee liability upon exercise of stock options by employees living in Sweden. The arrangement involved the issuance by the Bank of a call to the Company settleable in cash, which the Bank elected to cover by purchasing shares of the Company's Common Stock. The Company offset a portion of the cost of the call by issuing to the Bank a right to put shares of Company Common Stock to the Company. Gain or loss to the Company on the closing of the transaction will be realized based upon the increase or decrease in the price of the Company's Common Stock. As a result of the decline in the value of the Company Common Stock, as of April 30, 2001, the Company recorded a non-operating charge of $1.384 million relating to the put issued to the Bank which was adjusted to $1.397 million at July 31, 2001. This charge is reviewed quarterly and adjusted to reflect the underlying Common Stock value and will be reversed in full if the price of the Common Stock reaches $4.536 per share, which is the exercise price of the put. On July 31, 2001, the exercise price of the call option ($4.536) used to hedge potential Swedish social security fees was above the market price of the Company's Common Stock. Since there was no active market for these types of options, the value of the call option was limited to a calculated option premium, which was offset in the financial statements by the corresponding premium on the put option. The original net premium of $50,000 will be amortized over the 5-year term of the options. The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. It is anticipated that the hedge transaction will be open for several years. As part of that transaction, the Company deposited $2.1 million with the Bank and recorded a non-current asset in that amount.


5.  Accrued Payroll and Employee Benefits


                                 July 31, 2001     April 30, 2001
                                --------------      -------------
                                  (unaudited)
                                           (in thousands)

Accrued commissions                 $  134             $  398
Accrued payroll taxes                  800                977
Accrued vacation pay                 1,110              1,571
Accrued salaries and bonus           1,437              1,398
accrued restructuring costs          1,043              2,256
Accrued pension expenses               665                703
Debt for ESPP                           14                145
Other                                  128                147
                                    ------             ------
                                    $5,331             $7,595
                                    ======             ======


6. Income Taxes

In April, 2001, the Company reduced the value of its deferred tax asset to $0 by recording an additional valuation allowance against its remaining deferred tax asset based upon its continuing non-profitable operations and inability to predict when this asset could be realized. The Company intends to continue to record additional valuation allowances until its operations return to profitability.

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

The table below presents information about the Company's reportable segments:


                                                Three Months Ended
                                                     July 31,
                                                -------------------
                                                  2001         2000
                                                ------       ------
                                                  (in thousands)
Revenues:
     United States ........................   $  5,575     $  8,247
     Nordic ...............................      5,094        5,939
     United Kingdom .......................      1,229        1,542
     Netherlands ..........................      1,383        1,314
     Australia ............................        171          423
     Intercompany..........................       (494)        (560)
     Corporate ............................        530           88
                                              --------     --------
                                              $ 13,488     $ 16,993
                                              ========     ========

Income (loss) from operations:
     United States ........................   $  1,057      $ 1,010
     Nordic ...............................        117         (500)
     United Kingdom .......................        155         (213)
     Netherlands ..........................         27           (9)
     Australia ............................          1          (30)
     Canada ...............................         (1)          (1)
     Intercompany .........................       (155)        (271)
     Corporate ............................     (2,874)      (3,975)
                                              --------     --------
                                              $ (1,673)    $ (3,989)
                                              ========     ========

8. Restructuring

In April, 2001, the Company announced a reorganization of its operations into four regional units each made up of sales, services, support, and operations staff. In connection with the reorganization, the Company took a restructuring charge of $5.4 million consisting primarily of employee severance costs, lease termination expenses, and write-downs of certain property and equipment, of which $1.5 million was expended by April 30, 2001. The components of the charge included, in thousands:


Severance benefits                                         $2,797
Lease obligations and terminations                          1,057
Write-down on fixed assets                                  1,490
Other                                                          47
                                                           ------
Total restructuring charge                                 $5,391
                                                           ======


The following table presents the components of the accrual at April 30, 2001 (in thousands), and the restructuring activity relating to the fiscal 2001 restructuring through July 31, 2001:

                            Accrual                             Accrual
                             as of    Utilization                as of
                            April 30,      of       Currency    July 31,
                              2001       accrual     effect       2001
                            -------   ----------   ---------   --------
Severance benefits          $ 2,621    $ (1,335)   $     (24)  $  1,262
Lease obligations
  and terminations              990        (462)         (58)       470
Other                            47                                  47
                            -------   ----------   ---------   --------
Total                       $ 3,658    $ (1,797)   $     (82)  $  1,779
                            =======   ==========   =========   ========



ITEM 2.
                 INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                            AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this Report generally. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, uncertainties regarding continued market acceptance of the Company's products, delays in the introduction of new product enhancements, the success of the Company's restructuring program, hiring, training, and retaining employees, and risks associated with managing the Company's operations, as well as those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001, which are incorporated herein by reference. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

                              Three Months Ended
                                  July 31,
                               2001        2000
                             -------      -------
Revenues:
  Licenses                      4.8 %       24.3 %
  Services and maintenance     90.3         73.2
  Other                         4.9          2.5
                             -------      -------
     Total revenues           100.0        100.0

Cost of revenues:
  Licenses                       0.1        1.9
  Services and maintenance      61.4       53.6
  Other                          1.2        1.0
                              -------     ------
     Total cost of revenue      62.7       56.5
                              -------     ------
     Gross profit               37.3       43.5
                              -------     ------

Operating expenses:
  Product development           18.5       24.4

  Sales and marketing           16.0       26.0
  General and administrative    13.8       14.4
  Amortization of goodwill       1.4        2.2
                              -------    -------
     Total operating
     expenses                   49.7       67.0
                              -------     -------
Loss from
  operations                   (12.4)     (23.5)
                              -------     -------
Other income (expense):
  Interest income                1.8        2.7
  Interest expense              (0.0)      (0.0)
  Miscellaneous
   income (expense),net         (0.1)       0.3
                              -------     -------
Loss before
  income taxes                 (10.7)      (20.5)
Benefit
  for income taxes                --          --
                              -------     -------
Net loss                       (10.7)%     (20.5)%
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

Total revenues decreased 20.6% to $13.5 million in the quarter ended July 31, 2001, from $17.0 million in the quarter ended July 31, 2000.

    SOFTWARE LICENSE REVENUES. Revenues from software licenses decreased 84.4% to $0.6 million in the quarter ended July 31, 2001, from $4.1 million in the quarter ended July 31, 2000. Management believes the decrease in software license revenue was due to general market conditions.

    SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance decreased 2.0% to $12.2 million in the quarter ended July 31, 2001, from $12.4 million in the quarter ended July 31, 2000. Service and maintenance revenues as a percentage of total revenues increased to 90.3% in the quarter ended July 31, 2001, from 73.2% in the quarter ended July 31, 2000. This increase in service and maintenance revenues as a percentage of total revenues was due to the decrease in software license revenues for the quarter compared to the comparable quarter in fiscal 2001.

    OTHER REVENUES. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues increased 52.7% to $658,000 in the quarter ended July 31, 2001, from $431,000 in the quarter ended July 31, 2000. Other revenues as a percentage of total revenues increased to 4.9% in the quarter ended July 31, 2001, from 2.5% in the quarter ended July 31, 2000. Other revenues vary over time as a percentage of total revenues due to the size of specific hardware sales and to fluctuations in software license revenues.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of the Company's software products and, occasionally, the cost of third-party complementary software that is licensed together with the Company's software without being embedded. In addition, cost of software license revenues may include royalty fees paid to partners that are directly related to license sales. Cost of software license revenues was $16,000 and $318,000 in the quarters ended July 31, 2001 and 2000, representing 2.5% and 7.7% of software license revenues, respectively. The decrease of cost of software license revenues as a percentage of software license revenues in the first quarter of fiscal 2002 compared to the same period in the prior year was primarily due a lower cost for licenses and royalties paid to third party partners for the licenses sold in the first quarter of fiscal 2001.

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

    Cost of service and maintenance revenues was $8.3 million and $9.1 million in the quarters ended July 31, 2001, and 2000, representing 68.0% and 73.3% of service and maintenance revenues, respectively. The decrease in the cost of service and maintenance revenues in absolute dollar amounts and as a percentage of service and maintenance revenue was primarily due to a reduction in the number and more effective utilization of employed consultants, a reduction in the use of outside consultants, and a decrease in the amount of service and maintenance performed.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $164,000 and $168,000 in the quarters ended July 31, 2001, and 2000, representing 24.9% and 39.0% of other revenues, respectively.

    PRODUCT DEVELOPMENT. Product development expenses were $2.5 million and $4.1 million in the quarters ended July 31, 2001, and 2000, representing 18.5% and 24.4% of total revenues, respectively. The decrease in product development expenses was due to a decrease in the number of product development personnel.

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

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $2.2 million and $4.4 million in the quarters ended July 31, 2001, and 2000, representing 16.0% and 26.0% of total revenues, respectively. The decrease in sales and marketing expenses in absolute dollar amount and as a percentage of total revenues was primarily due to fewer sales during the first quarter of fiscal 2002 compared to the prior year and a reduction in the size of the sales organization.

    GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other services. General and administrative expenses were $1.9 million and $2.4 million in the quarters ended July 31, 2001, and 2000, representing 13.8% and 14.4% of total revenues, respectively. The decrease in absolute dollars is attributable to a reduction in staff.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets relates to various acquisitions made by the Company, and during fiscal 2001, the Company wrote down the goodwill relating to one such acquisition. Goodwill and other intangible assets are amortized over a 5 to 10 year period. Amortization of goodwill and other intangible assets was $185,000 and $376,000 in the quarters ended July 31, 2001, and 2000, representing 1.4% and 2.2% of total revenues, respectively.

OTHER INCOME (EXPENSE)

    Other income comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $245,000 and $466,000 in the quarters ended July 31, 2001, and 2000, representing 1.8% and 2.7% of total revenues, respectively. The decrease was due to a decrease in the levels of short-term investments and cash held in interest-bearing accounts compared to the amounts invested in the same period in the prior year as a result of the Company's net loss as well as lower interest rates. Interest expenses were $0 and $6,000 in the quarters ended July 31, 2001, and 2000, representing 0.0% and 0.0% of total revenues, respectively. The decrease in the absolute dollar amount is due to a reduction of a small external credit facility.


LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 2001, the Company had $15.7 million of working capital, including $21.3 million in cash and cash equivalents, as compared to $16.5 million of working capital as of April 30, 2001, including $12.1 million in cash and cash equivalents and $12.9 million in short-term investments. Accounts receivable, net of allowance for doubtful accounts, decreased to $8.9 million at July 31, 2001, from $11.0 million at April 30, 2001, and the average days' sales outstanding, including contract receivables, was 71 days for the quarter ended July 31, 2001, compared to an average of 72 days for fiscal year 2001. The decrease in accounts receivable in total dollars is attributable to the decrease in license revenues. The Company believes that existing cash and cash equivalent balances, short-term investments, and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading or other purposes. As of July 31, 2001, the Company had no long-term or short-term investments.



                  PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              10.1. Amendment dated March 22, 2001, to the amended and restated Employment Agreement dated April 3, 1997, between the Company and Stig Durlow.

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended July 31, 2001.



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


DATE: September 14, 2001