Form 10-Q
period 2001-10-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 2001-12-17
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

Class:                                   Outstanding October 31, 2001:

Common Stock ($.01 par value)                    32,359,895 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except share and per share data)

                                              10/31/01        04/30/01
                                            -----------     -----------
                                            (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents               $  19,264       $ 12,053
    Short-term investments                         --         12,866
    Accounts receivable, less allowance
      for doubtful accounts of $1,120
      and $1,143 at October 31, 2001, and
      April 30, 2001, respectively             10,324         10,952
    Contract receivables                        1,342          1,861
    Prepaid expenses                            1,773          1,726
    Income taxes receivable                       229            217
    Other current assets                          708            640
                                               ------         ------
          Total current assets                 33,640         40,315
                                               ------         ------
Non-current assets:
     Property and equipment, net                3,671          4,753
     Goodwill and other intangible assets       3,339          3,739
     Long-term cash deposit                     2,807          2,794
     Other non-current assets                     898            909
                                               ------         ------
          Total non-current assets             10,715         12,195
                                               ------         ------
     Total assets                            $ 44,355       $ 52,510
                                              =======        =======



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                        $   915       $  1,129
     Accrued expenses and other
       current liabilities                     7,041          8,071
     Accrued payroll and employee benefits     4,082          7,595
     Deferred revenue                          5,276          7,045
                                              ------         ------
          Total current liabilities           17,315         23,840
                                              ------         ------
Long-term liabilities:
     Accrued pension liability                 2,747          2,880
                                              ------         ------
     Total long-term liabilities               2,747          2,880
                                              ------         ------
           Total liabilities                  20,062         26,720
                                              ------         ------
Stockholders' equity:
     Common Stock; voting; $.01 par value;
     62,500,000 shares authorized;
     32,359,895 and 32,274,265 shares
     issued and outstanding at
     October 31, 2001, and April 30,
     2001, respectively                          324            323
    Additional paid-in capital               125,369        125,206
    Accumulated deficit                      (90,263)       (88,022)
    Accumulated other comprehensive loss      (5,255)        (5,835)
    Notes receivable from stockholders        (5,882)        (5,882)
                                             -------        -------
       Total stockholders' equity             24,293         25,790
                                             -------        -------
Total liabilities and stockholders' equity  $ 44,355       $ 52,510
                                             =======        =======
The accompanying notes are an integral part of the condensed consolidated financial statements.

                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)

                                                THREE MONTHS ENDED
                                            10/31/01           10/31/00
                                       ---------------   ----------------

Revenues:
    Licenses                                $  1,948          $  3,836
    Services and maintenance                  12,785            14,131
    Other                                        616               520
                                             -------           -------
      Total revenues                          15,349            18,487
                                             -------           -------
Cost of revenues:
    Licenses                                     120               178
    Services and maintenance                   8,294             9,357
    Other                                        303               132
                                             -------           -------
      Total cost of revenues                   8,717             9,667
                                             -------           -------
      Gross profit                             6,632             8,820
                                             -------           -------
Operating expenses:
    Product development                        2,838             3,626
    Sales and marketing                        2,540             3,971
    General and administrative                 1,830             1,995
    Amortization of goodwill and
        other intangible assets                  185               373
                                             -------           -------
      Total operating expenses                 7,393             9,965
                                             -------           -------
Loss from operations                            (761)           (1,145)
                                             -------           -------
Other income (expense):
    Interest income                              158               452
    Interest expense                              --                (5)
    Miscellaneous income, net                   (193)               48
                                             -------           -------
Loss before income taxes                        (796)             (650)
Benefit for income taxes                          --                --
                                             -------           -------
Net loss                                        (796)             (650)
                                             =======           =======

Net loss per share                           $ (0.02)          $ (0.02)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.02)          $ (0.02)
                                             =======           =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)

                                                SIX MONTHS ENDED
                                           10/31/01           10/31/00
                                       ---------------   ----------------

Revenues:
    Licenses                                $  2,591          $  7,968
    Services and maintenance                  24,972            26,561
    Other                                      1,274               951
                                             -------           -------
      Total revenues                          28,837            35,480
                                             -------           -------
Cost of revenues:
    Licenses                                     136               496
    Services and maintenance                  16,579            18,467
    Other                                        467               300
                                             -------           -------
      Total cost of revenues                  17,182            19,263
                                             -------           -------
      Gross profit                            11,655            16,217
                                             -------           -------
Operating expenses:
    Product development                        5,331             7,763
    Sales and marketing                        4,703             8,393
    General and administrative                 3,685             4,446
    Amortization of goodwill and
        other intangible assets                  370               749
                                             -------           -------
      Total operating expenses                14,089            21,351
                                             -------           -------
Loss from operations                          (2,434)           (5,134)
                                             -------           -------
Other income (expense):
    Interest income                              403               918
    Interest expense                              --               (11)
    Miscellaneous income (expense), net         (210)               97
                                             -------           -------
Loss before income taxes                      (2,241)           (4,130)
Benefit for income taxes                          --                --
                                             -------           -------

Net loss                                      (2,241)           (4,130)
                                             =======           =======

Net loss per share                           $ (0.07)          $ (0.13)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.07)          $ (0.13)
                                             =======           =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)

                                                  SIX MONTHS ENDED
                                              10/31/01        10/31/00
                                            -----------     -----------

Cash flows from operating activities:
Net loss                                       $(2,241)       $ (4,130)

Adjustments to reconcile net loss
to net cash used in operating activities:
    Depreciation and amortization                1,450           2,188
    Provision for doubtful accounts                 59             (20)
    Deferred income taxes                           --              --
    Accrued interest on short-term
      investments                                   --              --
    Loss on disposal of property and equipment      (1)            (70)
    Write-down on property and equipment           131              --
    Changes in operating assets and liabilities:
        Accounts receivable                        427           2,821
        Contract receivables and
          prepaid expenses                         365             261
        Income taxes receivable                    (20)            100
        Other assets                                55              77
        Accounts payable                          (188)           (394)
        Accrued expenses and other
          current liabilities                   (1,113)         (1,719)
        Accrued payroll, employee benefits
          and deferred revenue                  (5,039)         (1,822)
        Accrued pension liability                  (19)            253
                                             ---------       ---------

Net cash used in operating activities           (6,134)         (2,455)
                                             =========       =========

Cash flows from investing activities:
      Purchase of short-term investments            --         (57,858)
      Proceeds from sale of short-term
        investments                                 --           6,870
      Proceeds from maturity of short-term
        investments                             12,866          55,273
      Additions to property and equipment         (259)         (1,509)
      Proceeds from sale of property
        and equipment                                2              14
      Collection of notes receivable                --              40
                                             ---------       ---------
Net cash flows provided by (used in)
  investing activities                          12,609           2,830
                                             =========       =========
Cash flows from financing activities:
      Payments on notes payable                     --            (285)
      Issuance of Common Stock                     136             638
      Other                                         23            (114)
                                             ---------        ---------
Net cash flows provided
  by financing activities                          159             239
                                             =========        =========

Translation differences on cash and
 cash equivalents                                 (74)            (184)
                                             ---------        ---------
Net increase in cash and cash
 equivalents                                   $ 6,560          $   430
                                             =========        =========

Cash and cash equivalents at beginning
 of period                                     $12,704          $12,036
Cash and cash equivalents at end             ---------        ---------
 of period                                     $19,264          $12,466
                                             ---------        ---------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                   $   4            $  10
      Income taxes                               $ 279            $ 320

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at October 31, 2001, and the results of operations for the three and six months and cash flows for the six months ended October 31, 2001, and 2000. These financial statements, which include a condensed consolidated balance sheet as of April 30, 2001 (audited), should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001. Results of operations and cash flows for the periods ended October 31, 2001, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 2002, or any other future period.

2.  Comprehensive Income (Loss)

    Total comprehensive income (loss) was $104,000 and $(1,341,000) for the three months ended October 31, 2001, and 2000, respectively. Total comprehensive income (loss) was $(1,661,000) and $(5,266,000) for the six months ended October 31, 2001, and 2000, respectively. Total comprehensive income (loss) includes net income (loss) and the change to equity arising from currency translation adjustments in consolidation.

3.  Net Loss per Share

    Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For each of the periods presented, net loss per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net loss per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share - assuming dilution for the three and six month periods ended October 31, 2001, and 2000, do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for the periods.

    For each of the periods presented, income available to common shareholders (the numerator) used in the computation of net loss per share was the same as the numerator used in the computation of net loss per share - assuming dilution. A reconciliation of the denominators used in the computations of net loss per share and net loss per share - assuming dilution is as follows:



                          Three months ended            Six months ended
                             October 31,                  October 31,
                        -----------------------     -----------------------
                           2001          2000          2001          2000
                        ---------     ---------     ---------     ---------

Weighted average
shares outstanding     32,303,436    31,973,687    32,303,436    31,952,234
Effect of dilutive
stock options                   -             -             -             -
                        ---------     ---------     ---------     ---------
Adjusted weighted
average shares
outstanding assuming
dilution               32,303,436    31,973,687    32,303,436    31,952,234
                       ==========    ==========    ==========    ==========

4.  Accrued Expenses and Other Current Liabilities

                               October 31, 2001       April 30, 2001
                               ----------------     ------------------
                                 (unaudited)
                                         (in thousands)

Accrued purchases                  $1,524               $2,274
Project reserves                      178                  148
Accrued consultancy                   978                  645
Accrued restructuring costs           259                1,355
Accrued pension taxes                 835                  588
Value-added tax                       287                  374
Employee withholding taxes            451                  580
Valuation of put option (see below) 1,636                1,384
Other                                 893                  723
                                   ------               ------
                                   $7,041               $8,071
                                   ======               ======


During November, 2000, the Company entered into a hedge transaction with a Bank to offset potential Swedish social security fee liability upon exercise of stock options by employees living in Sweden. The arrangement involved the issuance by the Bank of a call to the Company settleable in cash, which the Bank elected to cover by purchasing shares of the Company's Common Stock.
The Company offset a portion of the cost of the call by issuing to the Bank a right to put shares of Company Common Stock to the Company. Gain or loss to the Company on the closing of the transaction will be realized based upon the increase or decrease in the price of the Company's Common Stock. As a result of the decline in the value of the Company Common Stock, as of April 30, 2001, the Company recorded a non-operating charge of $1.384 million relating to the put issued to the Bank which was adjusted to $1.636 million at October 31, 2001. This charge is reviewed quarterly and adjusted to reflect the underlying Common Stock value and will be reversed in full if the price of the Common Stock reaches $4.536 per share, which is the exercise price of the put. On October 31, 2001, the exercise price of the call option ($4.536) used to hedge potential Swedish social security fees was above the market price of the Company's Common Stock. Since there was no active market for these types of options, the value of the call option was limited to a calculated option premium, which was offset in the financial statements by the corresponding premium on the put option. The original net premium of $50,000 will be amortized over the 5-year term of the options. The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. It is anticipated that the hedge transaction will be open for several years. As part of that transaction, the Company deposited $2.1 million with the Bank and recorded a non-current asset in that amount.


5.  Accrued Payroll and Employee Benefits

                            October 31, 2001      April 30, 2001
                            ----------------      --------------
                                 (unaudited)
                                        (in thousands)

Accrued commissions               $   90               $  398
Accrued payroll taxes                631                  977
Accrued vacation pay               1,053                1,571
Accrued salaries and bonus         1,268                1,398
Accrued restructuring costs          166                2,256
Accrued pension expenses             650                  703
Debt for ESPP                         50                  145
Other                                175                  147
                                  ------               ------
                                  $4,083               $7,595
                                  ======               ======

6. Income Taxes

   In April, 2001, the Company reduced the value of its deferred tax asset ($18,823,000, which included a $15,424,000 deferred tax asset for losses incurred prior to April 30, 1999, as adjusted for currency rate changes, and the loss for the fiscal year ended April 30, 2001) to $0 by recording an additional valuation allowance against its remaining deferred tax asset based upon its continuing non-profitable operations and inability to predict when this asset could be realized. The Company intends to continue to record additional valuation allowances until its operations return to profitability.

7. Segment Information

   The Company operates in one industry segment, the design, development, marketing, licensing, and support of client/server application software. The Company is managed on a geographic basis and the Company's management evaluates the performance of its segments and allocates resources to them based upon income (loss) from operations. Income (loss) from operations for the geographic segments excludes general corporate expenses and product development costs. The majority of software development occurs in Sweden although the Company maintains some development activities in the United States. Product development costs and general corporate expenses are reported in the Corporate segment. Assets by reportable segment are not disclosed since the Company's management does not review segmented balance sheet information. Segment data includes inter-segment revenues.

The table below presents information about the Company's reportable segments:


                            Three Months Ended          Six Months Ended
                                October 31,                October 31,
                            2001         2000          2001         2000
                          --------     --------      --------     --------
                              (in thousands)              (in thousands)

Revenues:
     United States        $  5,369     $  8,123      $ 10,944     $ 16,370
     Nordic                  7,015        6,289        12,110       12,312
     United Kingdom          1,747        1,551         2,976        3,093
     Netherlands             1,478        2,897         2,861        4,212
     Australia                 171          215           341          639
     Intercompany             (525)        (727)       (1,018)      (1,310)
     Corporate                  94          138           624          164
                          --------     --------      --------     --------
                          $ 15,349     $ 18,486      $ 28,838     $ 35,480
                          ========     ========      ========     ========


Income (loss) from operations:
     United States        $    564     $  3,648      $  1,620    $   6,545
     Nordic                  1,776         (466)        1,894         (885)
     United Kingdom            639          (63)          794          (83)
     Netherlands                81        1,607           107        1,919
     Other Europe               --            4            (1)           4
     Australia                 (37)        (204)          (35)        (163)
     Canada                     (1)          (1)           (2)          (2)
     Intercompany             (292)        (465)         (447)        (874)
     Corporate              (3,491)      (5,205)       (6,364)     (11,595)
                           --------    --------      --------     --------
                          $   (761)    $ (1,145)     $ (2,434)    $ (5,134)
                          ========     ========      ========     ========

8. Restructuring

In April, 2001, the Company announced a reorganization of its operations into four regional units each made up of sales, services, support, and operations staff. In connection with the reorganization, the Company recorded a restructuring charge of $5.4 million consisting primarily of employee severance costs, lease termination expenses, and write-downs of certain property and equipment, of which $1.5 million was expended by April 30, 2001. The restructuring reduced costs directly and is anticipated to generate management and operational savings. The components of the charge included, in thousands:

                                        Sweden      United States       Total
                                        ------      -------------       -----
Severance benefits                      $2,331          $366           $2,797
Lease obligations and terminations       1,057                          1,057
Write-down on fixed assets               1,490                          1,490
Other                                       47                             47
                                        ------          ----           ------
Total restructuring charge              $5,025          $366           $5,391
                                        ======          ====           ======

Of the 57 employees terminated in Sweden, 5 worked in administration, 3 worked in sales and marketing, 13 worked in services and support, and 36 worked in product development. Of the 6 employees terminated in the United States 1 worked in administration, 1 worked in services and support, and 4 worked in sales and marketing. The lease termination expenses related to the space occupied by the terminated employees in Sweden, and the assets written-down in the reorganization were office equipment and leasehold improvements related to the terminated employees as well as accounting and support systems.

The following table presents the components of the accrual at April 30, 2001 (in thousands), restructuring activity relating to the fiscal 2001 restructuring through October 31, 2001, and the remaining accrual at October 31, 2001:
                            Accrual                             Accrual
                             as of    Utilization                as of
                            April 30,      of       Currency   October 31,
                              2001       accrual     effect       2001
                            -------   ----------   ---------   --------
Severance benefits          $ 2,621   $  (2,288)   $    (90)   $    243
Lease obligations
  and terminations              990        (768)        (40)        182
Other                            47         (47)                      0
                            -------   ----------   ---------   --------
Total                       $ 3,658   $  (3,103)   $   (130)   $    425
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

OVERVIEW

The Company develops, markets, and supports client/server application software that enables manufacturers, distributors, and wholesalers to manage their supply chain and customer relationships more effectively. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991. In 1993, the Company introduced System ESS(R), which was software designed to meet the needs of multinational manufacturers, distributors, and wholesalers. In May, 1999, the Company introduced VIVALDI(TM), a software suite of open applications which provide full capabilities for managing and executing the global fulfillment and customer service process. VIVALDI includes System ESS components and customer relationship management, open warehouse, and other software components. During fiscal 2001, the Company introduced VIVALDI Net Series (TM) and VIVALDI Portal (TM), which facilitate collaboration among suppliers, manufacturers, and customers via the Internet, and VIVALDI Store Replenishment (TM), which helps companies minimize inventory and operating expenses.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.


                           Three Months Ended             Six Months Ended
                              October 31,                    October 31,
                            2001        2000              2001         2000
                            ----        ----              ----         ----
Revenues:
  Licenses                  12.7%        20.8%             9.0%        22.4%
  Services and maintenance  83.3         76.4             86.6         74.9
  Other                      4.0          2.8              4.4          2.7
                          -------     -------          -------      -------
     Total revenues        100.0        100.0            100.0        100.0

Cost of revenues:
  Licenses                   0.8          1.0              0.5          1.4
  Services and maintenance  54.0         50.6             57.5         52.0
  Other                      2.0          0.7              1.6          0.9
                         -------       ------          -------      -------
     Total cost of revenue  56.8         52.3             59.6         54.3
                         -------       ------          -------      -------
     Gross profit           43.2         47.7             40.4         45.7
                         -------       ------          -------      -------
Operating expenses:
 Product development        18.5         19.6             18.5         21.9
 Sales and marketing        16.6         21.5             16.3         23.7
 General and administrative 11.9         10.8             12.8         12.5
 Amortization of goodwill and
   other intangible assets   1.2          2.0              1.3          2.1
                         -------      -------          -------      -------
     Total operating
     expenses               48.2         53.9             48.9         60.2
                         -------      -------          -------      -------
Loss from operations        (5.0)        (6.2)            (8.5)       (14.5)
                         -------      -------          -------      -------
Other income (expense):
  Interest income            1.0          2.4              1.4          2.6
  Interest expense          (0.0)        (0.0)            (0.0)        (0.0)
  Miscellaneous
   income (expense)         (1.2)         0.3             (0.7)         0.3
                         -------      -------          -------      -------
Loss before income taxes    (5.2)        (3.5)            (7.8)       (11.6)
Benefit for income taxes      --           --               --           --
                         -------      -------          -------      -------
Net loss                    (5.2)%       (3.5)%           (7.8)%      (11.6)%
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

Total revenues decreased 17.0% to $15.3 million in the three months ended October 31, 2001, from $18.5 million in the three months ended October 31, 2000. In the first six months of fiscal 2002, total revenues decreased 18.7% to $28.8 million from $35.5 million in the first six months of fiscal 2001.

    SOFTWARE LICENSE REVENUES. Revenues from software licenses decreased 49.2% to $1.9 million in the three months ended October 31, 2001, from $3.8 million in the three months ended October 31, 2000. In the first six months of fiscal 2002, revenues from software licenses decreased 67.5% to $2.6 million from $8.0 million in the first six months of fiscal 2001. Management believes the decrease in software license revenue was due to general market conditions.

    SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance decreased 9.5% to $12.8 million in the three months ended October 31, 2001, from $14.1 million in the three months ended October 31, 2000. In the first six months of fiscal 2002, revenues from service and maintenance decreased 6.0% to $25.0 million from $26.6 million in the first six months of fiscal 2001. Service and maintenance revenues as a percentage of total revenues increased to 83.3% in the three months ended October 31, 2001, from 76.4% in the three months ended October 31, 2000, and increased to 86.6% in the first six months of fiscal 2002 from 74.9% in the first six months of fiscal 2001. The decrease in service and maintenance revenues both in absolute dollars and the increase in service and maintenance revenues as a percentage of total revenues were both related to the decrease in software license revenues during the first half of fiscal 2002 compared to the same period in the prior fiscal year. Increases and decreases in service and maintenance revenues tend to track fluctuations in software license revenues in prior periods; as software license revenues decrease, service revenue related to implementation of licensed software and ongoing support also decreases but at a slower rate.

    OTHER REVENUES. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues increased 18.5% to $616,000 in the three months ended October 31, 2001, from $520,000 in the three months ended October 31, 2000. In the first six months of fiscal 2002, other revenues increased 34.0% to $1,274,000 from $951,000 in the first six months of fiscal 2001. Other revenues as a percentage of total revenues increased to 4.0% in the three months ended October 31, 2001, from 2.8% in the three months ended October 31, 2000, and increased to 4.4% in the first six months of fiscal 2002 from 2.7% in the first six months of fiscal 2001. Other revenues vary over time as a percentage of total revenues due to the size of specific hardware sales and to fluctuations in software license revenues.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of the Company's software products and, occasionally, the cost of third-party complementary software that is licensed together with or without being embedded. In addition, cost of software license revenues may include royalty fees paid to partners that are directly related to license sales. All of the foregoing are variable. Cost of software license revenues was $120,000 and $178,000 in the three months ended October 31, 2001, and 2000, representing 6.2% and 4.6% of software license revenues, respectively. Cost of software license revenues was $136,000 and $496,000 in the first six months of fiscal 2002 and 2001, representing 5.2% and 6.2% of software license revenues, respectively.

    COST OF SERVICE AND MAINTENANCE REVENUES. Cost of service and maintenance revenues consists primarily of personnel costs associated with consulting, implementation, and training services and the use by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of service and maintenance revenues also includes the cost of providing software maintenance to customers, such as telephone hotline support.

    Cost of service and maintenance revenues was $8.3 million and $9.4 million in the three months ended October 31, 2001, and 2000, representing 64.9% and 66.2% of service and maintenance revenues, respectively. Cost of service and maintenance revenues was $16.6 million and $18.5 million in the first six months of fiscal 2002 and fiscal 2001, representing 66.4% and 69.5% of service and maintenance revenues, respectively. The decrease in the cost of service and maintenance revenues was primarily due to a reduction in the number and more effective utilization of employed consultants, a reduction in the use of outside consultants, and a decrease in the amount of service and maintenance performed.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $303,000 and $132,000 in the three months ended October 31, 2001, and 2000, representing 49.2% and 25.4% of other revenues, respectively. Cost of other revenues was $467,000 and $300,000 in the first six months of fiscal 2002 and fiscal 2001, representing 36.7% and 31.5% of other revenues, respectively.

    PRODUCT DEVELOPMENT. Product development expenses were $2.8 million and $3.6 million in the three months ended October 31, 2001, and 2000, representing 18.5 and 19.6% of total revenues, respectively. These same expenses were $5.3 million and $7.8 million in the first six months of fiscal 2002 and 2001, representing 18.5% and 21.9% of total revenues, respectively. The decrease in product development expenses was due to a decrease in the number of product development personnel.

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

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $2.5 million and $4.0 million in the three months ended October 31, 2001, and 2000, representing 16.6% and 21.5% of total revenues, respectively. These same expenses were $4.7 million and $8.4 million in the first six months of fiscal 2002 and 2001, representing 16.3% and 23.7% of total revenues, respectively. The decrease in sales and marketing expenses was primarily due to fewer sales during the first six months of fiscal 2002.

    GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other services. General and administrative expenses were $1.8 million and $2.0 million in the three months ended October 31, 2001, and 2000, representing 11.9% and 10.8% of total revenues, respectively. General and administrative expenses were $3.7 million and $4.5 million in the first six months of fiscal 2002 and 2001, representing 12.8% and 12.5% of total revenues, respectively. The decrease in general and administrative expenses in absolute dollars was attributable to a reduction in staff, and the increase in such expenses as a percentage of total revenue was attributable to the reduction in software license revenues.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS.   Amortization of
goodwill and other intangible assets relates to various acquisitions made by the Company. Goodwill and other intangible assets are amortized over a 5 to 10 year period. In April, 2001, due to a decline in software sales specific to the acquired business, changes in projected growth in the software industry as a whole, as well as changes in interest rate assumptions and general market conditions, management obtained a new evaluation of the fair value of remaining goodwill it acquired in its December 1998 acquisition of Abalon and which it previously similarly evaluated at the time of
acquisition.   The Company determined that based on cash flow projections and market conditions in April, 2001, future cash flows from the Abalon business, both undiscounted and discounted, would be less than the book value of such goodwill. Accordingly, the Company wrote down by $3,010,325 to $2,697,750 the remaining goodwill relating to the Abalon acquisition. Amortization of goodwill and other intangible assets was $185,000 and $373,000 in the quarters ended October 31, 2001, and 2000, representing 1.2% and 2.0% of total revenues, respectively. During the first six months of fiscal 2002 and 2001, the same expenses were $370,000 and $749,000, representing 1.3% and 2.1% of total revenues, respectively.

OTHER INCOME (EXPENSE)

    Other income comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $158,000 and $452,000 in the three months ended October 31, 2001, and 2000, representing 1.0% and 2.4% of total revenues, respectively. Interest income was $0.4 million and $0.9 million in the first six months of fiscal 2002 and 2001, representing 1.4% and 2.6% of total revenues, respectively. The decrease was due to a decrease in the levels of short-term investments and cash held in interest-bearing accounts compared to the amounts invested in the same period in the prior year as a result of the Company's net loss as well as lower interest rates. Interest expenses were $0 and $5,000 in the three months ended October 31, 2001, and 2000, representing 0.0% and 0.0% of total revenues, respectively. These same expenses were $0 and $11,000 in the first six months of fiscal 2002 and 2001, representing 0.0% and 0.0% of total revenues, respectively. The decrease is due to repayment of a small external credit facility.


LIQUIDITY AND CAPITAL RESOURCES

    As of October 31, 2001, the Company had $16.3 million of working capital, including $19.3 million in cash and cash equivalents and $0 in short-term investments, as compared to $16.5 million of working capital as of April 30, 2001, including $12.0 million of cash and cash equivalents and $12.9 million in short-term investments. All of the Company's short-term investments matured between April 30, 2001, and October 31, 2001, and the proceeds were reinvested in a money market account. Accounts receivable, net of allowance for doubtful accounts, decreased to $10.3 million at October 31, 2001, from $11.0 million at April 30, 2001, and the average days' sales outstanding, including contract receivables which are software license fees payable on extended terms, was 68 days for the three months ended October 31, 2001, compared to an average of 72 days for fiscal year 2001. The allowance for doubtful accounts of $1.1 million at October 31, 2001, remained at approximately the same level as at April 30, 2001.

    The Company believes that existing cash and cash equivalent balances and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.


QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Except as set forth in the following paragraph, the Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading of other purposes. As of October 31, 2001, the Company had no long-term or short-term investments.

     During November, 2000, the Company entered into a hedge transaction with a Bank to offset potential Swedish social security fee liability upon exercise of stock options by employees living in Sweden. The arrangement involved the issuance by the Bank of a call to the Company settleable in cash, which the Bank elected to cover by purchasing shares of the Company's Common Stock. The Company offset a portion of the cost of the call by issuing to the Bank a right to put shares of Company Common Stock to the Company. Gain or loss to the Company on the closing of the transaction will be realized based upon the increase or decrease in the price of the Company's Common Stock. As a result of the decline in the value of the Company Common Stock, as of April 30, 2001, the Company recorded a non-operating charge of $1.4 million relating to the put issued to the Bank which was adjusted to $1.636 million at October 31, 2001. This charge is reviewed quarterly and adjusted to reflect the underlying Common Stock value and will be reversed in full if the price of the Common Stock reaches $4.536 per share, which is the exercise price of the put. Since there was no active market for these types of options, the value of the call option was limited to a calculated option premium, which was offset in the financial statements by the corresponding premium on the put option. The original net premium of $50,000 will be amortized over the 5-year term of the options. The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. It is anticipated that the hedge transaction will be open for several years. As part of that transaction, the Company deposited $2.1 million with the Bank and recorded a non-current asset in that amount.

                  PART II. - OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the shareholders of the Company held on October 10, 2001, Stig G. Durlow, Jeffrey A. Harris, William H. Janeway, Terje Laugerud, Martin Leimdorfer, Geoffrey W. Squire were re-elected as directors of the Company, and the selection of Ohrlings PricewaterhouseCoopers AB as the Company's independent public accountants for the fiscal year ending April 30, 2002, was ratified. The tabulation of the votes is as follows:

                              Votes For          Votes Withheld
                              ---------          --------------
Stig G. Durlow                29,355,102            418,907

Jeffrey A. Harris             29,750,160             23,849

William H. Janeway            29,750,160             23,849

Terje Laugerud                29,748,260             25,749

Martin Leimdorfer             29,742,921             31,088

Geoffrey W. Squire            29,742,695             31,314



                              Votes For        Against        Abstain
                              ---------        -------        -------

Ratification of Selection
of Accountants                29,753,132        12,815        8,062




ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              None.

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the three months ended October 31, 2001.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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


DATE: December 14, 2001