Form 10-Q
period 2002-01-31
INDUSTRI MATEMATIC INTERNATIONAL CORP
filed 2002-03-18
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Class:                                   Outstanding January 31, 2002:

Common Stock ($.01 par value)                    32,377,303 shares








                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except share and per share data)

                                              01/31/02        04/30/01
                                            -----------     -----------
                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents               $  18,786       $ 12,053
    Short-term investments                         --         12,866
    Accounts receivable, less allowance
      for doubtful accounts of $1,099
      and $1,143 at January 31, 2002, and
      April 30, 2001, respectively              8,257         10,952
    Contract receivables                        2,036          1,861
    Prepaid expenses                            1,922          1,726
    Income taxes receivable                       301            217
    Other current assets                          671            640
                                               ------         ------
          Total current assets                 31,973         40,315
                                               ------         ------
Non-current assets:
     Property and equipment, net                3,285          4,753
     Goodwill and other intangible assets       3,148          3,739
     Long-term cash deposit                     2,824          2,794
     Other non-current assets                     886            909
                                               ------         ------
          Total non-current assets             10,143         12,195
                                               ------         ------
     Total assets                            $ 42,116       $ 52,510
                                              =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                        $ 1,295       $  1,129
     Accrued expenses and other
       current liabilities                     6,436          8,071
     Accrued payroll and employee benefits     3,920          7,595
     Deferred revenue                          5,393          7,045
                                              ------         ------
          Total current liabilities           17,044         23,840
                                              ------         ------
Long-term liabilities:
     Accrued pension liability                 2,806          2,880
                                              ------         ------
     Total long-term liabilities               2,806          2,880
                                              ------         ------
           Total liabilities                  19,850         26,720
                                              ------         ------
Stockholders' equity:
     Common Stock; voting; $.01 par value;
     62,500,000 shares authorized;
     32,377,303 and 32,274,265 shares
     issued and outstanding at
     January 31, 2002, and April 30,
     2001, respectively                          324            323
    Additional paid-in capital               120,857        125,206
    Accumulated deficit                      (91,643)       (88,022)
    Accumulated other comprehensive loss      (5,917)        (5,835)
    Notes receivable from stockholders        (1,355)        (5,882)
                                             -------        -------
       Total stockholders' equity             22,266         25,790
                                             -------        -------
Total liabilities and stockholders' equity  $ 42,116       $ 52,510
                                             =======        =======

The accompanying notes are an integral part of the condensed consolidated financial statements.







                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)

                                                THREE MONTHS ENDED
                                            01/31/02          01/31/01
                                       ---------------   ----------------

Revenues:
    Licenses                                $  1,479          $  2,039
    Services and maintenance                  11,777            12,613
    Other                                        593               738
                                             -------           -------
      Total revenues                          13,849            15,390
                                             -------           -------
Cost of revenues:
    Licenses                                     141               192
    Services and maintenance                   7,904             8,999
    Other                                        223               113
                                             -------           -------
      Total cost of revenues                   8,268             9,304
                                             -------           -------
      Gross profit                             5,581             6,086
                                             -------           -------
Operating expenses:
    Product development                        2,424             3,741
    Sales and marketing                        2,999             3,424
    General and administrative                 1,912             2,164
    Amortization of goodwill and
        other intangible assets                  185               374
                                             -------           -------
      Total operating expenses                 7,520             9,703
                                             -------           -------
Loss from operations                          (1,939)           (3,617)
                                             -------           -------
Other income (expense):
    Interest income                               75               353
    Interest expense                              (2)               (1)
    Miscellaneous income, net                    486              (989)
                                             -------           -------
Loss before income taxes                      (1,380)           (4,254)
Benefit for income taxes                          --                --
                                             -------           -------
Net loss                                      (1,380)           (4,254)
                                             =======           =======

Net loss per share                           $ (0.04)          $ (0.13)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.04)          $ (0.13)
                                             =======           =======

The accompanying notes are an integral part of the condensed consolidated financial statements.



                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)

                                                NINE MONTHS ENDED
                                            01/31/02          01/31/01
                                       ---------------   ----------------

Revenues:
    Licenses                                $  4,070          $ 10,007
    Services and maintenance                  36,749            39,174
    Other                                      1,868             1,689
                                             -------           -------
      Total revenues                          42,687            50,870
                                             -------           -------
Cost of revenues:
    Licenses                                     277               688
    Services and maintenance                  24,483            27,466
    Other                                        690               413
                                             -------           -------
      Total cost of revenues                  25,450            28,567
                                             -------           -------
      Gross profit                            17,237            22,303
                                             -------           -------
Operating expenses:
    Product development                        7,755            11,504
    Sales and marketing                        7,702            11,817
    General and administrative                 5,598             6,610
    Amortization of goodwill and
        other intangible assets                  555             1,123
                                             -------           -------
      Total operating expenses                21,610            31,054
                                             -------           -------
Loss from operations                          (4,373)           (8,751)
                                             -------           -------
Other income (expense):
    Interest income                              478             1,271
    Interest expense                              (2)              (12)
    Miscellaneous income (expense), net          276              (892)
                                             -------           -------
Loss before income taxes                      (3,621)           (8,384)
Benefit for income taxes                          --                --
                                             -------           -------

Net loss                                      (3,621)           (8,384)
                                             =======           =======

Net loss per share                           $ (0.11)          $ (0.26)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.11)          $ (0.26)
                                             =======           =======

The accompanying notes are an integral part of the condensed consolidated financial statements.



                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)

                                                 NINE MONTHS ENDED
                                              01/31/02        01/31/01
                                            -----------     -----------

Cash flows from operating activities:
Net loss                                       $(3,621)       $ (8,384)

Adjustments to reconcile net loss
to net cash used in operating activities:
    Depreciation and amortization                2,167           3,247
    Hedge transaction valuation charge                             945
    Provision for doubtful accounts                 42              (5)
    Deferred income taxes                           --              --
    Accrued interest on short-term
      investments                                   --              --
    Loss on disposal of property and equipment     (90)            (12)
   (Gain)loss on disposal of other shares         (373)             --
    Write-down on property and equipment            --              --
    Changes in operating assets and liabilities:
        Accounts receivable                      2,527           9,613
        Contract receivables and
          prepaid expenses                        (523)           (262)
        Income taxes receivable                    (90)            419
        Long-term cash deposit                                  (2,136)
        Other assets                              (191)            290
        Accounts payable                           201            (674)
        Accrued expenses and other
          current liabilities                   (1,435)         (3,262)
        Accrued payroll, employee benefits
          and deferred revenue                  (4,821)         (1,575)
        Accrued pension liability                   76             390
                                             ---------       ---------

Net cash used in operating activities           (6,131)         (1,406)
                                             =========       =========

Cash flows from investing activities:
      Purchase of short-term investments        12,866        (100,381)
      Proceeds from sale of short-term
        investments                                 --         103,012
      Additions to property and equipment         (373)         (2,433)
      Proceeds from sale of property
        and equipment                               54              14
      Proceeds from sale of other shares           373              --
      Collection of notes receivable                --              40
                                             ---------       ---------
Net cash flows provided by (used in)
  investing activities                          12,920             252
                                             =========       =========

Cash flows from financing activities:
      Payments on notes payable                     --             (303)
      Issuance of Common Stock                      --              901
      Other                                         70               81
                                             ---------        ---------
Net cash flows provided
  by financing activities                           70              679
                                             =========        =========

Translation differences on cash and
 cash equivalents                                 (126)            (233)
                                             ---------        ---------
Net increase in cash and cash
 equivalents                                   $ 6,733          $  (708)
                                             =========        =========

Cash and cash equivalents at beginning
 of period                                     $12,053          $12,036
Cash and cash equivalents at end             ---------        ---------
 of period                                     $18,786          $11,328
                                             ---------        ---------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                  $     6         $    11
      Income taxes                              $ 1,393         $   415

The accompanying notes are an integral part of the condensed consolidated financial statements.







                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.  Interim Financial Statements

    The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at January 31, 2002, and the results of operations for the three and nine months and cash flows for the nine months ended January 31, 2002, and 2001. These financial statements, which include a condensed consolidated balance sheet as of April 30, 2001 (audited), should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001. Results of operations and cash flows for the periods ended January 31, 2002, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 2002, or any other future period.

2.  Comprehensive Loss

    Total comprehensive loss was $(2,042,000) and $(3,463,000) for the three months ended January 31, 2002, and 2001, respectively. Total comprehensive loss was $(3,703,000) and $(8,731,000) for the nine months ended January 31, 2002, and 2001, respectively. Total comprehensive loss includes net loss and the change to equity arising from currency translation adjustments in consolidation.

3.  Net Loss per Share

    Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For each of the periods presented, net loss per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net loss per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share - assuming dilution for the three and nine month periods ended January 31, 2002, and 2001, do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for the periods.

    For each of the periods presented, income available to common shareholders (the numerator) used in the computation of net loss per share was the same as the numerator used in the computation of net loss per share - assuming dilution. A reconciliation of the denominators used in the computations of net loss per share and net loss per share - assuming dilution is as follows:



                          Three months ended            Nine months ended
                             January 31,                  January 31,
                        -----------------------     -----------------------
                           2002          2001          2002          2001
                        ---------     ---------     ---------     ---------

Weighted average
shares outstanding     32,309,366    32,019,747    32,305,413    31,974,739
Effect of dilutive
stock options                   -             -             -             -
                        ---------     ---------     ---------     ---------
Adjusted weighted
average shares
outstanding assuming
dilution               32,309,366    32,019,747    32,305,413    31,974,739
                       ==========    ==========    ==========    ==========


4.  Accrued Expenses and Other Current Liabilities

                               January 31, 2002       April 30, 2001
                               ----------------     ------------------
                                 (unaudited)
                                         (in thousands)

Accrued purchases                  $1,533               $2,274
Project reserves                      155                  148
Accrued consultancy                   723                  645
Accrued restructuring costs           150                1,355
Accrued pension taxes                 908                  588
Value-added tax                       142                  374
Employee withholding taxes            358                  580
Valuation of put option (see below) 1,501                1,384
Other                                 966                  723
                                   ------               ------
                                   $6,436               $8,071
                                   ======               ======


During November, 2000, the Company entered into a hedge transaction with a Bank to offset potential Swedish social security fee liability upon exercise of stock options by employees living in Sweden. The arrangement involved the issuance by the Bank of a call to the Company settleable in cash, which the Bank elected to cover by purchasing shares of the Company's Common Stock.
The Company offset a portion of the cost of the call by issuing to the Bank a right to put shares of Company Common Stock to the Company. Gain or loss to the Company on the closing of the transaction will be realized based upon the increase or decrease in the price of the Company's Common Stock. As a result of the decline in the value of the Company's Common Stock, as of April 30, 2001, the Company recorded a non-operating charge of $1.384 million relating to the put issued to the Bank which was adjusted to $1.501 million at January 31, 2002. This charge is reviewed quarterly and adjusted to reflect the underlying Common Stock value and will be reversed in full if the price of the Common Stock reaches $4.536 per share, which is the exercise price of the put. Since there was no active market for these types of options, the value of the call option was limited to a calculated option premium, which was offset in the financial statements by the corresponding premium on the put option. The original net premium of $50,000 will be amortized over the 5-year term of the options. The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. It is anticipated that the hedge transaction will be open for several years. As part of that transaction, the Company deposited $2.1 million with the Bank and recorded a non-current asset in that amount.


5.  Accrued Payroll and Employee Benefits

                            January 31, 2002      April 30, 2001
                            ----------------      --------------
                                 (unaudited)
                                        (in thousands)

Accrued commissions               $   61               $  398
Accrued payroll taxes                309                  977
Accrued vacation pay               1,469                1,571
Accrued salaries and bonus         1,340                1,398
Accrued restructuring costs           --                2,256
Accrued pension expenses             558                  703
Debt for ESPP                          8                  145
Other                                175                  147
                                  ------               ------
                                  $3,920               $7,595
                                  ======               ======

6. Income Taxes

   In April, 2001, the Company reduced the value of its deferred tax asset ($18,823,000 including losses for the fiscal year ended April 30, 2001) to $0 by recording an additional valuation allowance against its remaining deferred tax asset based upon its continuing non-profitable operations and inability to predict when this asset could be realized. The Company intends to continue to record additional valuation allowances until its operations return to profitability and did so for the three and nine months ended January 31, 2002.

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

The table below presents information about the Company's reportable segments:


                            Three Months Ended         Nine Months Ended
                                January 31,                January 31,
                            2002         2001          2002         2001
                          --------     --------      --------     --------
                              (in thousands)              (in thousands)

Revenues:
     United States        $  5,170     $  5,896      $ 16,114     $ 22,266
     Nordic                  5,962        7,371        18,072       19,684
     United Kingdom          2,263        1,472         5,239        4,565
     Netherlands             1,408          972         4,268        5,184
     Australia                 181          244           523          883
     Intercompany           (1,192)        (886)       (2,211)      (2,197)
     Corporate                  57          321           682          485
                          --------     --------      --------     --------
                          $ 13,849     $ 15,390      $ 42,687     $ 50,870
                          ========     ========      ========     ========


Income (loss) from operations:
     United States        $    422     $  1,550      $  2,042    $   8,090
     Nordic                    263          965         2,157           80
     United Kingdom            310         (117)        1,104         (200)
     Netherlands               (63)        (141)           44        1,778
     Other Europe               --           --            (1)           3
     Australia                  68         (100)           33         (263)
     Canada                     (1)          (1)           (2)          (3)
     Intercompany              137         (365)         (310)      (1,237)
     Corporate              (3,075)      (5,408)       (9,440)     (16,999)
                           --------    --------      --------     --------
                          $ (1,939)    $ (3,617)     $ (4,373)    $ (8,751)
                           ========     ========      ========     ========

8. Restructuring

In April, 2001, in order to reduce costs and increase efficiency, the Company announced a reorganization of its operations into four regional units each made up of sales, services, support, and operations staff. In connection with the reorganization, the Company recorded a restructuring charge of $5.4 million consisting primarily of employee severance costs, lease termination expenses, and write-downs of certain property and equipment, of which $1.5 million was expended by April 30, 2001. The components of the charge included, in thousands:

                                        Sweden      United States       Total
                                        ------      -------------       -----
Severance benefits                      $2,431          $366           $2,797
Lease obligations and terminations       1,057                          1,057
Write-down on fixed assets               1,490                          1,490
Other                                       47                             47
                                        ------          ----           ------
Total restructuring charge              $5,025          $366           $5,391
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

The following table presents the components of the accrual at April 30, 2001 (in thousands), restructuring activity relating to the fiscal 2001 restructuring through January 31, 2002, and the remaining accrual at January 31, 2002:
                            Accrual                             Accrual
                             as of    Utilization                as of
                            April 30,      of       Currency   January 31,
                              2001       accrual     effect       2002
                            -------   ----------   ---------   --------
Severance benefits          $ 2,621   $  (2,523)   $    (79)   $     19
Lease obligations
  and terminations              990        (821)        (38)        131
Other                            47         (47)                      0
                            -------   ----------   ---------   --------
Total                       $ 3,658   $  (3,391)   $   (117)   $    150
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

OVERVIEW

The Company develops, markets, and supports client/server application software that enables manufacturers, distributors, and wholesalers to manage their supply chain and customer relationships more effectively. The Company was founded in 1967 as a custom software development and consulting services organization. The Company developed and delivered its first distribution logistics software in 1974, its first UNIX-based version in 1984, and its first Oracle-based client/server version in 1991. In 1993, the Company introduced System ESS(R), which was software designed to meet the needs of multinational manufacturers, distributors, and wholesalers. In May, 1999, the Company introduced a software suite of open applications which provide full capabilities for managing and executing the global fulfillment and customer service process. In February, 2002, the Company launched a retail value chain initiative to market software including collaborative order management, fulfillment, customer relationship management (CRM), distribution center and store replenishment, supply chain analytics, visibility, and event management capabilities.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.


                           Three Months Ended             Nine Months Ended
                              January 31,                    January 31,
                            2002        2001              2002         2001
                            ----        ----              ----         ----
Revenues:
  Licenses                  10.7%        13.2%             9.5%        19.7%
  Services and maintenance  85.0         82.0             86.1         77.0
  Other                      4.3          4.8              4.4          3.3
                          -------     -------          -------      -------
     Total revenues        100.0        100.0            100.0        100.0

Cost of revenues:
  Licenses                   1.0          1.2              0.6          1.4
  Services and maintenance  57.1         58.5             57.4         54.0
  Other                      1.6          0.7              1.6          0.8
                         -------       ------          -------      -------
     Total cost of revenue  59.7         60.4             59.6         56.2
                         -------       ------          -------      -------
     Gross profit           40.3         39.6             40.4         43.8
                         -------       ------          -------      -------
Operating expenses:
 Product development        17.5         24.3             18.2         22.6
 Sales and marketing        21.7         22.3             18.0         23.2
 General and administrative 13.8         14.1             13.1         13.0
 Amortization of goodwill and
   other intangible assets   1.3          2.4              1.3          2.2
                         -------      -------          -------      -------
     Total operating
     expenses               54.3         63.1             50.6         61.0
                         -------      -------          -------      -------
Loss from operations       (14.0)       (23.5)           (10.2)       (17.2)
                         -------      -------          -------      -------
Other income (expense):
  Interest income            0.5          2.3              1.1          2.5
  Interest expense          (0.0)        (0.0)            (0.0)        (0.0)
  Miscellaneous
   income (expense)          3.5         (6.4)             0.6         (1.8)
                         -------      -------          -------      -------
Loss before income taxes   (10.0)       (27.6)            (8.5)       (16.5)
Benefit for income taxes      --           --               --           --
                         -------      -------          -------      -------
Net loss                   (10.0)%      (27.6)%           (8.5)%      (16.5)%
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

Total revenues decreased 10.0% to $13.8 million in the three months ended January 31, 2002, from $15.4 million in the three months ended January 31, 2001. In the first nine months of fiscal 2002, total revenues decreased 16.1% to $42.7 million from $50.9 million in the first nine months of fiscal 2001.

    SOFTWARE LICENSE REVENUES. Revenues from software licenses decreased 27.5% to $1.5 million in the three months ended January 31, 2002, from $2.0 million in the three months ended January 31, 2001. In the first nine months of fiscal 2002, revenues from software licenses decreased 59.3% to $4.0 million from $10.0 million in the first nine months of fiscal 2001. Management believes the decrease in software license revenue was due to general market conditions.

    SERVICE AND MAINTENANCE REVENUES. Revenues from service and maintenance decreased 6.6% to $11.8 million in the three months ended January 31, 2002, from $12.6 million in the three months ended January 31, 2001. In the first nine months of fiscal 2002, revenues from service and maintenance decreased 6.2% to $36.7 million from $39.2 million in the first nine months of fiscal 2001. Service and maintenance revenues as a percentage of total revenues increased to 85.0% in the three months ended January 31, 2002, from 82.0% in the three months ended January 31, 2001, and increased to 86.1% in the first nine months of fiscal 2002 from 77.0% in the first nine months of fiscal 2001. The decrease in service and maintenance revenues in absolute dollars and the increase in service and maintenance revenues as a percentage of total revenues were both related to the decrease in software license revenues during the first nine months of fiscal 2002 compared to the same period in the prior fiscal year. Increases and decreases in service and maintenance revenues tend to track fluctuations in software license revenues in prior periods; as software license revenues decrease, service revenue related to implementation of licensed software and ongoing support also decrease but at a slower rate.

    OTHER REVENUES. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues decreased 19.7% to $593,000 in the three months ended January 31, 2002, from $738,000 in the three months ended January 31, 2001. In the first nine months of fiscal 2002, other revenues increased 10.6% to $1,868,000 from $1,689,000 in the first nine months of fiscal 2001. Other revenues as a percentage of total revenues decreased to 4.3% in the three months ended January 31, 2002, from 4.8% in the three months ended January 31, 2001, and increased to 4.4% in the first nine months of fiscal 2002 from 3.3% in the first nine months of fiscal 2001. Other revenues vary over time as a percentage of total revenues due to the size of specific hardware sales and to fluctuations in software license revenues.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of the Company's software products and, occasionally, the cost of third-party complementary software that is licensed without being embedded. In addition, cost of software license revenues may include royalty fees paid to partners that are directly related to license sales. All of the foregoing are variable. Cost of software license revenues was $141,000 and $192,000 in the three months ended January 31, 2002, and 2001, representing 9.5% and 9.4% of software license revenues, respectively. Cost of software license revenues was $277,000 and $688,000 in the first nine months of fiscal 2002 and 2001, representing 6.8% and 6.9% of software license revenues, respectively.

    COST OF SERVICE AND MAINTENANCE REVENUES. Cost of service and maintenance revenues consists primarily of personnel costs associated with consulting, implementation, and training services and the use by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of service and maintenance revenues also includes the cost of providing software maintenance to customers, such as personnel for telephone hotline support.

    Cost of service and maintenance revenues was $7.9 million and $9.0 million in the three months ended January 31, 2002, and 2001, representing 67.1% and 71.4% of service and maintenance revenues, respectively. Cost of service and maintenance revenues was $24.5 million and $27.5 million in the first nine months of fiscal 2002 and fiscal 2001, representing 66.6% and 70.1% of service and maintenance revenues, respectively. The decrease in the cost of service and maintenance revenues was primarily due to a reduction in the number and more effective utilization of employed consultants, a reduction in the use of outside consultants, and a decrease in the amount of service and maintenance performed.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the cost of third-party hardware supplied to certain customers. Cost of other revenues was $223,000 and $113,000 in the three months ended January 31, 2002, and 2001, representing 37.6% and 15.3% of other revenues, respectively. Cost of other revenues was $690,000 and $413,000 in the first nine months of fiscal 2002 and fiscal 2001, representing 36.9% and 24.4% of other revenues, respectively.

    PRODUCT DEVELOPMENT. Product development expenses were $2.4 million and $3.7 million in the three months ended January 31, 2002, and 2001, representing 17.5 and 24.3% of total revenues, respectively. These same expenses were $7.8 million and $11.5 million in the first nine months of fiscal 2002 and 2001, representing 18.2% and 22.6% of total revenues, respectively. The decrease in product development expenses was due to a decrease in the number of product development personnel.

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

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $3.0 million and $3.4 million in the three months ended January 31, 2002, and 2001, representing 21.7% and 22.3% of total revenues, respectively. These same expenses were $7.7 million and $11.8 million in the first nine months of fiscal 2002 and 2001, representing 18.0% and 23.2% of total revenues, respectively. The decrease in sales and marketing expenses was primarily due to fewer sales during the first nine months of fiscal 2002.

    GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other services. General and administrative expenses were $1.9 million and $2.1 million in the three months ended January 31, 2002, and 2001, representing 13.8% and 14.1% of total revenues, respectively. General and administrative expenses were $5.6 million and $6.6 million in the first nine months of fiscal 2002 and 2001, representing 13.1% and 13.0% of total revenues, respectively. The decrease in general and administrative expenses in absolute dollars was attributable to a reduction in staff.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS.   Amortization of
goodwill and other intangible assets relates to various acquisitions made by the Company. Goodwill and other intangible assets are amortized over a 5 to 10 year period. In April, 2001, due to a decline in software sales specific to the Abalon business acquired in December, 1998, changes in projected growth in the software industry as a whole, as well as changes in interest rate assumptions and general market conditions, management obtained a re-evaluation of the fair value of remaining goodwill it acquired in the
acquisition of Abalon.   The Company determined that based on cash flow
projections and market conditions in April, 2001, future cash flows from the Abalon business, both undiscounted and discounted, would be less than the book value of the goodwill recorded on the Company's balance sheet. Accordingly, the Company wrote down by $3,010,325 to $2,697,750 the remaining goodwill relating to the Abalon acquisition. Amortization of goodwill and other intangible assets was $185,000 and $374,000 in the quarters ended January 31, 2002, and 2001, representing 1.3% and 2.4% of total revenues, respectively. During the first nine months of fiscal 2002 and 2001, the same expenses were $555,000 and $1,123,000, representing 1.3% and 2.2% of total revenues, respectively.

OTHER INCOME (EXPENSE)

    Other income (expense) comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was $75,000 and $353,000 in the three months ended January 31, 2002, and 2001, respectively. Interest income was $0.5 million and $1.3 million in the first nine months of fiscal 2002 and 2001, respectively. The decreases were due to decreases in the levels of short-term investments and cash held in interest-bearing accounts compared to the amounts invested in the same periods in the prior year as a result of the Company's net losses as well as lower interest rates. Interest expenses were $1,000 and $1,000 in the three months ended January 31, 2002, and 2001, respectively. These same expenses were $2,000 and $12,000 in the first nine months of fiscal 2002 and 2001, respectively. The decreases were due to repayment of a small external credit facility. The Company had miscellaneous income of $486,000 and $276,000, for the three and nine month periods ended January 31, 2002, respectively, compared to miscellaneous expense of ($989,000) and ($892,000) during the same periods last year. The increase in miscellaneous income was due to a gain realized on an investment during the third quarter of fiscal 2002 and a charge relating to the hedge transaction referred to in footnote 2 which was recorded during the third quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

    As of January 31, 2002, the Company had $15.0 million of working capital, including $18.8 million in cash and cash equivalents and $0 in short-term investments, as compared to $16.5 million of working capital as of April 30, 2001, including $12.0 million of cash and cash equivalents and $12.9 million in short-term investments. All of the Company's short-term investments matured between April 30, 2001, and October 31, 2001, and the proceeds were reinvested in a money market account. Accounts receivable, net of allowance for doubtful accounts, decreased to $8.3 million at January 31, 2002, from $11.0 million at April 30, 2001, and the average days' sales outstanding, including contract receivables which are software license fees payable on extended terms, was 67 days for the three months ended January 31, 2002, compared to an average of 72 days for fiscal 2001. The allowance for doubtful accounts of $1.1 million at January 31, 2002, remained at approximately the same level as at April 30, 2001.

    During the third quarter of fiscal 2002, participants in the Company's Restricted Stock Program let their obligations lapse with respect to 432,000 shares purchased pursuant to the program, and in accordance with the Non-Recourse Promissory Notes and Security Agreements, those purchases effectively terminated and the shares were cancelled. Accordingly, the Company's additional paid-in capital and notes receivable from stockholders each decreased by $4.5 million at January 31, 2002.

    The Company believes that existing cash and cash equivalent balances and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Except as set forth in the following paragraph, the Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading of other purposes. As of January 31, 2002, the Company had no long-term or short-term investments.

     During November, 2000, the Company entered into a hedge transaction with a Bank to offset potential Swedish social security fee liability upon exercise of stock options by employees living in Sweden. The arrangement involved the issuance by the Bank of a call to the Company settleable in cash, which the Bank elected to cover by purchasing shares of the Company's Common Stock. The Company offset a portion of the cost of the call by issuing to the Bank a right to put shares of Company Common Stock to the Company. Gain or loss to the Company on the closing of the transaction will be realized based upon the increase or decrease in the price of the Company's Common Stock. As a result of the decline in the value of the Company Common Stock, as of April 30, 2001, the Company recorded a non-operating charge of $1.384 million relating to the put issued to the Bank which was adjusted to $1.501 million at January 31, 2002. This charge is reviewed quarterly and adjusted to reflect the underlying Common Stock value and will be reversed in full if the price of the Common Stock reaches $4.536 per share, which is the exercise price of the put. Since there was no active market for these types of options, the value of the call option was limited to a calculated option premium, which was offset in the financial statements by the corresponding premium on the put option. The original net premium of $50,000 will be amortized over the 5-year term of the options. The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. It is anticipated that the hedge transaction will be open for several years. As part of that transaction, the Company deposited $2.1 million with the Bank and recorded a non-current asset in that amount.




                  PART II. - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

During the three months ended January 31, 2002, the Company obtained an arbitration award against a customer for money damages and dismissing the customer's counterclaim for damages.


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              None.

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the three months ended January 31, 2002.





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


DATE: March 18, 2002