Form 10-K
period 2002-04-30
INDUSTRI MATEMATIK INTERNATIONAL CORP
filed 2002-07-29
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on July 25, 2002, was approximately $7,154,000.

    At July 25, 2002, 31,945,303 shares of the registrant's Common Stock, $.01 par value, were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

      The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2002 Annual Meeting of Shareholders ("2002 Proxy Statement").




This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K regarding the prospects of the Company's industry and its prospects, plans, financial position and business strategy, may constitute forward-looking statements.
In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe," or "continue" or the negatives or variations of these terms or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. All forward-looking statements contained in this Form 10-K are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from the Company's expectations include, among others:

     *  the unpredictability of orders for the Company's software;

     * the lengthy time associated with the sale and implementation of the Company's software;

     * the Company's ability to effectively compete with other companies offering similar products;

     *  the Company's ability to attract and retain key personnel;

     *  the market for order management software; and

     *  the Company's ability to keep up with technological changes.

More information about these and other potential factors that could affect the Company's business and financial results is set forth under "Item 1. Business -- Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are urged to consider carefully these factors in evaluating the forward-looking statements.

The forward-looking statements included herein are made only as of the date of this Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. All forward-looking statements contained in this Form 10-K are qualified by reference to this cautionary statement.


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

IMI develops, markets, and supports client/server and Internet architectured application software that enables manufacturers, distributors, wholesalers, retailers, logistics service providers, and e-businesses to more effectively manage their supply chains and their customer relationships. Supply chain management encompasses the execution of multiple customer-focused order fulfillment processes, including order management, pricing and promotion, handling, sourcing, warehouse management, transportation management, service management, customer relationship management, and replenishment planning and coordination. IMI's software products monitor and manage events beyond the physical limitations of the enterprise. The Company's software products are designed to meet the complex fulfillment and customer service needs of distribution-intensive businesses. These products allow customers to leverage the value of their existing enterprise systems by integrating with legacy, new client/server, and new Internet based manufacturing, advanced planning, and financial management systems. The Company has a professional services organization and relationships with third-party technology vendors and system integrators that configure solutions for clients.

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

IMI's solutions solves these problems by providing a pre-configured, pre-integrated contact center and fulfillment solution that can be seamlessly and tightly integrated to almost any web front end and leverages the best-of-class capabilities of IMI's enterprise business solution applications. The software is designed for very fast implementation and to scale for future growth and is built to handle very high volumes and complex logistics. The Company believes it is the first to offer such a package. At a practical level, IMI's software replaces inventory with information. This helps companies reduce inventories while at the same time delivering products more quickly and efficiently while improving customer service.

Representative customers of IMI include Albert Heijn, AT&T Pre-Paid Cards, Brunswick Corporation - Mercury Marine, Campbell Soup Company, Canadian Tire Corporation, Canon, Dannon, InterPharm Group B.V., J.F. Hillebrand, JM Smuckers, The Kellogg Company, Kramp Groep, Price Chopper, Royal Ahold - Hakongruppen, Shenker, Sherwin-Williams Company, Spicers, Starbucks Corporation, Telia AB, TNT Express, Warner/Electra/Atlantic (WEA), and West Farm Foods Inc.

During fiscal 2002, the Company streamlined its structure, eliminating two management layers while retaining global corporate marketing, corporate finance, and product development operations in its Stockholm headquarters. It created four regional organizations - the Americas, Continental Europe, Northern Europe, and the United Kingdom - with full responsibility for marketing, sales, consulting, customer support and partnerships within each region. In addition, the Company recruited a new management team for IMI Americas and a new sales team for Northern Europe. It changed its global product strategy and management structure to make these functions more responsive to evolving client needs.

The Company also initiated a re-branding initiative resulting in the adoption of a single brand strategy centered on IMI and the adoption of a unique position - "IMI - The Order Company" - within the supply chain management technology space.

IMI's current primary focus is to provide solutions for retailers and wholesalers that turn supply chain friction into smoother order flows; specifically, the Company is now principally developing, marketing, and supporting application software that enables its clients to optimize and manage order and replenishment business processes based on actual customer demand and supporting best-in-class, pull-driven supply chain practices. IMI's target clients are members of the Retail Value Chain: mid-range to large-scale consumer goods manufacturers, wholesalers, retailers, and logistics service providers.

The Company has identified supply-chain business processes that are critical to the Retail Value Chain: collaborative order management, demand replenishment, store replenishment, and logistics execution. The Company's suite of branded modules - IMI Order, IMI Warehouse, IMI Replenishment, IMI Store, IMI CRM, IMI Analytics, IMI Collaboration, and IMI Access - supports these processes.

INDUSTRY BACKGROUND

The current or "new" economy has fundamentally changed the way companies compete by forcing them to shift their business models from the traditional Buy/Hold/Sell model where they buy or make materials or finished goods and hold them in inventory while they try to sell them to a more dynamic and fluid model where companies first sell a product, source or build it based on the customer's needs, and then ship it to the customer. Pure e-businesses are the best example of this new model, but traditional, distribution-intensive manufacturers, wholesalers, and retailers are being forced to adapt their business processes to compete. In this environment, IMI has focused on the replenishment process to help companies keep and grow existing customers profitably by eliminating stock-outs at each point in the supply chain.

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

In this new environment, the Internet provides customers with immediate and constant access. This means the ability to place an order at anytime, from anywhere, for anything. Continuous ordering - 24 hours per day, 7 days per week, 365 days per year - is increasing the order volumes, velocity, and complexity that companies must handle. As a result, many companies need fulfillment solutions that can handle much higher transaction volumes and more complex logistics to satisfy customers.

To meet these needs, enterprises are extending their supply chain capabilities by enabling collaboration with trading partners, such as customers, vendors, and services providers. This collaborative environment enables more efficient and effective control and visibility for all of the processes necessary for supply chain management.

Another area that is taking on critical importance in collaborative supply chains is customer relationship management, or "CRM." With increased access to information comes an increased need for around the clock customer service. Call centers need to be available at any time to answer questions, configure orders, and provide service. By integrating customer relationship capabilities with advanced supply chain solutions, companies can manage customers throughout their entire relationship - from the time they acquire them, to the time they fulfill their orders, to the time they service them. As a result, companies will be able to capture, access, and leverage critical customer information about marketing, order fulfillment, product preference, and service requirements. This is high-value information as companies strategize on how to increase customer retention, target new product offerings, and differentiate customers by revenue and profit potential. For web-based businesses, fulfillment and customer service are the keys to customer retention and profitability.

STRATEGY

During the past fiscal year, IMI:

     *	  Identified and claimed Order Management as the Company's market-
        differentiating and market-leading core competence.

     * Began the re-orientation of the Company from a product-focused to an industry solutions-focused company.

     * Adopted a single brand strategy, retiring the former VIVALDI(r) product brand name in favor of IMI branded products.

     * Developed the tag line "The Order Company" and the concept "Turning Friction to Flow" which it believes will strengthen the Company's brand among key audiences.

     * Began the creation of a communication platform to ensure that, in all worldwide and multilingual communications, IMI speaks with one voice on behalf of the Company's corporate and product brand.

As the first tactical implementation of IMI's new strategic position, the Company initiated aggressive marketing tactics aimed at key customer segments. IMI committed to using multiple vehicles - including advertising, direct response, Web, trade show, press relations - to support its branding effort. During the final two quarters of fiscal 2002, IMI launched its Retail Value Chain initiative, with the goal of increasing both market awareness and sales activity. This initiative leveraged client references (including Ahlsell, Canadian Tire, Dial, and Price Chopper) and, the Company believes, significantly increased the visibility of both the Company and its products among industry influencers, clients, and prospects.

IMI continues to serve other categories of customers with supply chain software products:

     1. Large, distribution-intensive companies with complex supply chain requirements that need enterprise-wide software solutions.

     2. Web-based businesses selling goods and services over the Internet that need fulfillment and customer service solutions.

     3. Logistics service providers who manage supply chain processes for their clients.

The Company serves these customers from a common product platform. While IMI approaches each market with some common strategies, each also has its own unique elements.

Expanded Usage Within Existing Customer Base.

The Company's traditional enterprise customers are large, multinational businesses that initially have licensed Company software for use within one or more specific divisions. IMI believes that an opportunity exists within its established customer base to expand usage of its software by licensing new sites and additional users as well as licensing new applications like warehouse management, store replenishment, and CRM.

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

IMI's solutions are a fulfillment and service transaction backbone for web-based businesses rather than a front-end shopping experience. As such, it is designed to integrate easily with most web front-end storefront solutions.

IMI PRODUCTS AND SERVICES
IMI - "The Order Company" - addresses supply chain performance by focusing on the actual demand: the order.

     *  IMI concentrates on order fulfillment and logistics.

     * IMI focuses on optimizing order and replenishment processes for the Retail Value Chain - consumer goods manufacturers, wholesalers, retailers, and logistics service providers.

The Company focuses its marketing, sales, and product development efforts in applications for specific target markets in the Retail Value Chain. Its traditional enterprise clients are large, multinational businesses that initially have licensed IMI software for use within one or more specific divisions. The Company believes that a significant opportunity exists to expand software use within its customer base through licensing new sites and additional users and licensing its new applications. IMI will continue to focus its product development resources on the development and enhancement of advanced supply chain management software solutions. IMI currently is funding development efforts to increase order volume throughput, enhance and expand Internet and intranet applications, enable collaborative supply chain management, and extend its use of object-oriented technology. IMI also intends to continue to integrate its solutions with complementary planning, manufacturing, finance, and decision support systems developed by others.

IMI's primary direction is to design solutions to enable the Retail Value Chain to compete more effectively during a period of volatile market conditions and increased global competitive pressures using best practices in supply chain management. Supply chain management coordinates and integrates the flow of materials, information, and finances as they move in a process from supplier to manufacturer to wholesaler to retailer to consumer.

In general, supply chain management "friction" is caused by a number of factors:

     * No "single face" to the customer, resulting in the inability to take single, large orders; the inability to comprehensively monitor and optimize all customer activity; the inability to serve customers through lack of an integrated system; and poor integration of multiple
        order channels (Web, e-mail, voice).

     * Poor collaboration between manufacturers and retailers, inhibiting their ability to proactively manage exceptions and order problems.

     * Poor inventory management, resulting in out-of-stocks at the store shelf level.

     * Inability to scale to handle higher-volume, fast-moving consumer goods environments.

VERTICAL MARKET SOLUTIONS FOR RETAIL

IMI solutions target distribution-intensive supply chain operations and complement merchandising and store operations applications. The products support multi-channel distribution strategies, helping retailers (including grocery, specialty hard goods, and direct merchant retailers) improve ordering, fulfillment, and customer service across sales channels. The Company also delivers back-end distribution capabilities that enhance the reliability and responsiveness of logistics and warehouse processes.

IMI solutions are designed to provide full visibility and control of distribution center (DC) and store inventory as well as managing orders from vendors, warehouses, stores, customers, and consumers. They permit DCs and stores to maintain and control product inventory and goods-in-transit, and to replenish store shelves based on expected consumer demand. The control and visibility of inventory helps retailers:

     *  Reduce out-of-stocks.

     *  Increase product availability at the shelf.

     *  Improve response to customer demand.

     *  Better utilize store shelf capacity and store labor.

IMI makes it easier to make fact-based decisions about inventory levels and ordering through:

     * Improving inventory handling and stock turns by removing unproductive inventory from the supply chain.

     * Reducing back-room inventories by ordering what is needed to meet expected sales for the period.

     * Improving supplier performance by integrating the supply chain and reducing overall lead-times.

     *  Delivering supply chain visibility, from the supplier to the shelf.

VERTICAL MARKET SOLUTIONS FOR CONSUMER GOODS MANUFACTURERS

For consumer goods manufacturers, IMI solutions target distribution-intensive supply chain operations and complement existing ERP and supply chain planning systems. The Company's products are designed to solve the problem of multi-channel integration through a collaborative order management solution that can fulfill global customer orders and deliver a single face to customers for competitive differentiation.

VERTICAL MARKET SOLUTIONS FOR WHOLESALERS

IMI focuses on the grocery, hard line specialty goods, and pharmaceutical and over-the-counter drugs industries. The Company's solution contains advanced order management, replenishment management, warehouse management, and collaborative management components. It is designed to give the wholesaler access to a logistics platform that increases competitive advantage by:

     *  Enabling very late customer ordering stop time to increase sales.

     * Allowing for multi-channel distribution within the same customer order to make it simpler for customers and vendors to conduct business with the wholesaler.

     * Lowering inventory handling and storage costs through managing cross-docking and merge-in-transit strategies throughout the logistics network.

     * Differentiating customer service to various individual customers to give additional focus to the most important customer segments.

     * Supporting collaborative purchasing operations by providing suppliers with time-phased forecasts and replenishment schedules over the Internet.

     * Managing a multi-echelon logistics network by ensuring that centralized or localized purchase and replenishment decision are optimized.

VERTICAL MARKET SOLUTIONS FOR LOGISTICS SERVICE PROVIDERS

The market for logistics service providers (LSP) is rapidly becoming more competitive, while complementing the traditional focus services of warehousing and transportation with services like vendor-managed inventory, replenishment and inventory control, advanced collaborative order management and customer relationship management. IMI has a number of world-leading LSPs as customers offering services to retailers, wholesalers and consumer goods manufacturers based on the same content as described above for these industries.

SOLUTIONS SUPPORTING KEY BUSINESS PROCESSES
COLLABORATIVE ORDER MANAGEMENT
IMI delivers a complete collaborative order management solution for the Retail Value Chain, incorporating capabilities for order capture, pricing and promotion management, order fulfillment, customer service, global inventory management, order life cycle analytics, order visibility, and order event collaboration.

DEMAND REPLENISHMENT
Traditional push-oriented supply chain planning and forecasting approaches to inventory deployment and vendor managed solutions will not ensure that the retailer's store order is accurate and timely. IMI has developed an integrated and demand-driven replenishment solution for the Retail Value Chain, incorporating capabilities for demand forecasting, demand replenishment, vendor-managed inventory, replenishment life cycle analytics, replenishment visibility, replenishment event collaboration.

STORE REPLENISHMENT

IMI's applications are designed to reduce or eliminate out-of-stocks on store shelves and optimize inventory and order management, providing capabilities such as perpetual inventory, causal forecasting, and store ordering; time-phased replenishment forecasts; time-phased replenishment needs; replenishment order generation; vendor price and promotion management; vendor agreement management; store order management; purchase order management; and global inventory management.

LOGISTICS EXECUTION
IMI solutions can also monitor and provide visibility to events happening along the supply chain, providing capabilities for goods-in-transit monitoring, exception case handling and communication, and storage, cross-docking, flow-through, and light assembly.

IMI SOLUTION COMPONENTS

IMI provides solutions are configurable, scalable and flexible to deal with the needs of vertical markets and individual businesses. The Company's component solutions include:

     *  IMI Order

     *  IMI Warehouse

     *  IMI Replenishment

     *  IMI Store

     *  IMI CRM

     *  IMI Collaboration

     *  IMI Analytics

     *  IMI Access

IMI solutions are Web-enabled; through their Internet portal framework, users can access and act upon critical supply chain information. IMI's product set currently operates on UNIX server platforms from IBM, Hewlett-Packard, and Sun Microsystems, as well as on Microsoft Windows NT server platforms. It provides an object-oriented architecture, supports Internet-based electronic commerce and currently supports 13 languages. IMI solutions support Microsoft Windows and Web and Java-based clients. IMI makes full use of relational database technology, storing each field in its own column, using descriptive column names and identifying primary key/foreign key relations. Since the Company's solution makes use of relational database technology, additional third party tools and complementary applications are easily integrated with it. In general, relatively little modification to, or customization of, the standard IMI software is required in order for the software to meet the basic functionality requirements of individual clients.

IMI Service, Support, and Training

The Company believes that providing a high level of customer service and technical support is essential to customer satisfaction and timely implementation of its software applications. As of April 30, 2002, IMI had 250 employees worldwide in its regional services and maintenance organization providing software maintenance and support, training, and consulting services.

Consulting Services. IMI offers clients a three-step services package called the IMI Value Improvement Process (VIP), which is designed to help companies to quantify the bottom line impact that IMI software can have on its organization and target an implementation strategy to deliver and measure that value efficiently. The three steps are Value Improvement Analysis, Value-Focused Implementation, and Value Improvement Review.

Third-Party Support. Clients may purchase implementation services from IMI or third party providers. Implementation services typically involve assistance with the integration of the software with other software applications and databases used by the customer. Such software applications and databases often include legacy management, support, logistics, or ERP applications. The integration of the software with a customer's existing applications allows the customer to utilize the application more efficiently by linking data flows between the IMI software and various existing applications. Such integration is not, however, a prerequisite to the basic functionality of the IMI software.

SSCA Program. The Company has established a Strategic Supply Chain Alliance Program ("SSCA") which trains and certifies third party providers. SSCA participants include: Worldwide - Accenture, Cap Gemini, IBM, and Oracle Consulting; North America - Unisys Inc., Kyros, Kurt Salmon Associates; and Europe - Debis, ECsoft, Xecute, Norway Medata, Ordina, Sema Group, Tamperen Systemitiimi, and Tieto-Enator. These companies provide systems integration and expertise to IMI clients and aid in the implementation of and ongoing technical consulting for IMI's software solutions. Implementation typically requires 3 to 12 months.

Training Services. IMI clients can receive, for a fee, training either at the customer's premises or at one of IMI's offices. Course offerings are divided into three primary blocks: IMI Solutions, System Administration, and System Development. Clients who purchase training services receive training in the use of the software, particularly in the use of some of the software's more advanced features. Clients often purchase training services as a means of efficiently introducing those staff members who will be users of the software to the basic operation of the system. Such training services are not, however, necessary for IMI's solution to function.

Customer Support. The Company has fully-staffed support centers in the United States, the United Kingdom, and Sweden. IMI provides 24 hour a day, 7 day a week support through the Web, electronic mail, and telephone, and uses logging/tracking systems for quality assurance.



CUSTOMERS

The following list below features some of IMI's customers worldwide:

Ahlsell                               Albert Heijn
Alko Oy                               Alltia Oy
Alpina                                AstraZeneca
AT&T Pre-Paid Cards                   Bergendahls
Bosch Rexroth                         British Airways
Brunswick Corp-Mercury Marine         Campbell Soup Company
Canadian Tire Corporation             Canon
Carlton & United Breweries            Color Line A/S
Dannon                                Darigold/Westfarms
Dial                                  Dynadro
Effem Foods                           Ericsson Business Networks
Flextronics                           Forlagscentralen
Fuji Film                             Gamesa/Frito Lay
GE Plastics                           General Domestic Appliances
GIST                                  Hakongruppen
Hartz Mountain                        Hobby Hall Oy
InterPharm Group B.V.                 Isaberg Rapid
J.F. Hillebrand                       JM Smuckers
Kal Kan                               Kiilto Oy
Kodak                                 Kramp Groep
Land O'Lakes                          Libri-Logistiikka Oy
Louis Dryfus                          MediCarrier AB
Meow Mix                              Metallvaruhuset
National Grid Ltd.                    New Zealand Dairy Industry
NorgesGruppen                         Norsk Medicinaldepot A/S (NMD)
ONOFF                                 PDC Inc
Pentax                                Price Chopper
Primalco Oy                           Ralcorp
Royal Ahold                           Satair
Schenker                              Sherwin-Williams Company
SLO Oy                                Spicers
Spray International                   Starbucks Corporation
Starkist Foods                        Statoil Logistik
Sun Valley Foods Ltd.                 Suomen LVI-tukky Oy
Synstar                               TAC
Telia AB                              The Kellogg Company
TNT Express                           Tuco Logistics
Ufulfill.com                          Uncle Ben's
Unipart                               Walker Foods/Frito Lay
Warner/Elektra/Atlantic (WEA)         West Farm Foods Inc.
VWR International                     Ziehl EBM
Zurn Industries

IMI software license sales have usually been (and are expected to continue to be) for large dollar amounts, with licenses ranging from $0.5 million to $5.0 million. As a result of large IMI software license sales, individual clients have in the past accounted for more than 10 percent of total revenues in particular quarterly periods. For the years ended April 30, 2000, April 30, 2001, respectively, the Company had no single customer representing more than 10 percent of total revenues. For the year ended April 30 2002, the Company had one customer representing 10.4 percent of total revenues. The Company believes that the loss of any of its clients would not have a material adverse effect upon the Company's business, operating results, or financial condition. The Company does not expect any of its current clients to account for 10 percent or more of its total revenues in its 2003 fiscal year, but the Company expects that individual clients (the identity of which likely will change on a quarterly basis) will continue to account for 10 percent or more of the Company's total quarterly revenues in future periods.

SALES AND MARKETING

During the past fiscal year, IMI restructured its sales and marketing organization into four regions: the Americas, Continental Europe, Northern Europe, and the United Kingdom. These regions are supported by global corporate marketing operations provided by its Stockholm headquarters. The Company executed upon a strategy of tailoring its business process solutions to specific industries within each of its target geographic markets. For example, in the United States, the Company launched a new web site - www.imiamericas.com - to support its Americas go-to-market efforts and launched multiple marketing activities including selective advertising, trade show participation and creative direct mail campaigns in support of the Retail Value Chain initiative. The early results of these activities have seen an increased lead flow in the United States. The Company also has continued its marketing programs in Europe. For example, in the Netherlands, IMI invested in advertising campaigns to strengthen awareness among business executives, focusing on high travel areas such as Schiphol Airport in Amsterdam. Moreover, the Company is leveraging its partnerships with IBM and other integration solutions providers in marketing programs.

In addition to IMI's corporate offices in Stockholm, Sweden, it maintains offices for product development, sales, and/or support in Mount Laurel, New Jersey; London, United Kingdom; Zeist, the Netherlands; Melbourne, Australia; and Stockholm, Gothenburg, Linkoping, and Hassleholm, Sweden.

As of April 30, 2002, the Company employed 48 sales and marketing personnel. The Company intends to maintain current expenditures for marketing activities worldwide to support its direct sales force. These programs will include public relations, direct mail, trade shows, product seminars, web marketing, user group conferences, and ongoing customer communication programs.

The Company also relies on informal arrangements with a number of hardware, software, consulting, and systems integration firms to enhance its marketing, sales, and customer support efforts, particularly for implementation and support of its products as well as lead generation and assistance in the sales process. The Company expects to continue to rely significantly upon such third parties for marketing and sales, lead generation, product implementation, customer support services, and end user training.

PRODUCT STRATEGY AND MANAGEMENT

IMI maintains a product strategy and product management organization that reports to the Americas organization. This organization reporting structure, implemented during the final quarter of fiscal 2002, is part of the Company's overall business strategy to become more market-driven in the future direction of its products and services. The strategy group maintains industry specialists in both the Americas and Europe to work with both current and prospective clients to determine the trends that are impacting the Company's target markets and aligns IMI's resources to meet their evolving needs.

PRODUCT DEVELOPMENT

IMI maintains worldwide product development operations at its corporate headquarters in Stockholm. Industri-Matematik has devoted significant resources to product development since its inception, and the Company's product development expenses for the years ended April 30, 2000, April 30, 2001, and 2002 were $17.8 million, $15.5 million, and $10.5 million respectively. As of April 30, 2002, the Company employed 81 people in product development. The Company believes that its future success depends upon its ability to continue to enhance existing products, respond to changing customer requirements, and develop and introduce new or enhanced products that keep pace with technological developments and emerging industry standards. There can be no assurance that the Company will be successful in developing enhanced versions of its software suite or other new products on a timely basis, or that such enhancements or new products, when introduced will achieve market acceptance or will adequately address the changing needs of the marketplace.

EMPLOYEES

As of April 30, 2002, the Company employed a total of 423 full-time employees, including 274 in the Nordic region, 93 in the United States, 35 in the United Kingdom, 17 in the Netherlands, and 4 in Australia. The Company believes its future success will depend in part upon its ability to attract and retain highly skilled management, marketing, sales, consulting, and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating, and retaining such personnel in the future. Of the Company's full-time employees, 48 are in sales and marketing, 250 are in services and maintenance, 81 are in product development, and 44 are in general administrative functions. The Company does not have any collective bargaining agreements with its employees and believes that its employee relations are good.

Pricing

The license fees for the Company's software products have been determined based on specific components, number of servers, number of defined users, and the projected number of order lines to be processed per year in the customer's system.

Software Tools

The Company supports its products with a range of software tools developed by the Company or by third parties. These tools are used by the Company to develop, deliver, and maintain the software and by the Company's customers to implement, develop extensions to, and support the software.

TRIM. TRIM is a 4GL application development tool that is optimized for applications involving large transaction volumes and large numbers of concurrent users. TRIM is licensed to the Company from Trifox, Inc. and was used by the Company to develop IMI Order. TRIM also is sold as an application development tool to customers requiring the ability to develop custom applications.

SDCM. SDCM, the Software Development and Configuration Manager tool, allows the Company to develop, deliver, and maintain its software products. SDCM also allows customers to develop customized functionality in a multi-user environment, control the modification of programs, documentation, and databases, as well as manage data security and system integrity in the implementation of its software.

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

WebSphere. WebSphere is a development tool used for developing the Company's Internet architected components. The tool is licensed from IBM.

RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.

NO ASSURANCE OF PROFITABILITY. Although the Company achieved net income of $6.9 million and $9.4 million in its 1997 and 1998 fiscal years, respectively, the Company had losses of $35.3 million,$22.8 million, and $35.3 million, and $6.6 million in its 1999, 2000, and 2001, and 2002 fiscal years, respectively. There can be no assurance that the Company will be profitable in any future period. Future operating results will depend on many factors, including the growth of the market for supply chain and customer relationship management software, market acceptance of the Company's existing and new or enhanced software products, competition, the success of the Company's sales, support, service, and marketing organizations, general economic conditions, and other factors.

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

RELIANCE ON AND NEED TO DEVELOP ADDITIONAL RELATIONSHIPS WITH THIRD PARTIES. The Company relies on formal and informal arrangements with a number of software vendors and consulting and systems integration firms to enhance its sales, support, service, and marketing efforts, particularly with respect to implementation and support of its products and lead generation and assistance in the sale process. Such firms include: Worldwide - Accenture, Cap Gemini, Emerald Solutions, IBM, and Oracle Consulting; North America - Kyrus, Kurt Salmon Associates, Safeguard Solutions and Unisys Inc.; in North America, and Europe - Debis, ECsoft, Sema Group, Xecute, IconMedialab, Logistics Consultancy, Norway Medata, Ordina, Tamperen Systemitiimi, and Tieto-Enator. The Company expects to continue to rely significantly upon such third parties for marketing and sales, lead generation, product implementation, customer support services, and end user training. The Company will need to expand its relationships with these parties and enter into relationships with additional third parties in order to support revenue growth. Many such firms have similar, and often more established, relationships with the Company's principal competitors. There can be no assurance that these and other third parties will provide the level and quality of service required to meet the needs of the Company's customers, that the Company will be able to maintain an effective, long term relationship with such third parties, or that such third parties will continue to meet the needs of the Company's customers. If the Company is unable to develop and maintain effective relationships with these and other third parties, or if such parties fail to meet the needs of the Company's customers, the Company's business, operating results, and financial condition could be adversely affected. Further, there can be no assurance that these software vendors and third party implementation providers, many of which have significantly greater financial, technical, personnel, and marketing resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

DEPENDENCE ON CORE PRODUCTS. License and service and maintenance revenues related to the Company's IMI suite of software products (which includes products formerly know as System ESS or VIVALDI) have represented a substantial portion of the Company's revenues in recent years. The Company's success depends on continued market acceptance of its existing products as well as its ability to introduce new versions and products to meet the evolving needs of its customers. There can be no assurance that the Company's products will continue to achieve market acceptance or that the Company will introduce enhanced versions on a timely basis, or at all, to meet the evolving needs of its customers. Any reduction in demand for the Company's products, increased competition in the market for supply chain and customer relationship management software, technological change, or other factors could have a materially adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON MARKET FOR ORDER MANAGEMENT SOFTWARE. The Company is expected to continue to derive, a substantial portion of its revenues from licenses and services related to its focus on the order- order management software products. The market for enterprise-wide management software in general, and for supply chain including order management and customer relationship management software in particular, has been limited in recent periods, and there can be no assurance that it will stabilize or that businesses will continue to license the Company's products. The Company has spent, and intends to continue to spend, considerable resources educating potential customers generally about the Company's products. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. If the market for the Company's software fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition could be materially and adversely affected.

RAPID TECHNOLOGICAL CHANGE AND REQUIREMENT FOR FREQUENT PRODUCT TRANSITIONS. The market for the Company's products is characterized by rapid technological developments, evolving industry standards, and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements, and develop and introduce in a timely manner new or enhanced products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed and changing heterogeneous hardware platforms, operating systems, relational databases, and networks. The Company's suite of software currently provides support for 13 languages and can currently operate on UNIX server platforms for Hewlett-Packard Corporation, IBM, Digital Equipment Corporation, and Sun Microsystems Corporation as well as on Windows NT server platforms. The Company continues to enhance its products to operate on such platforms in order to meet customers' requirements. There can be no assurances that the Company will be successful in developing enhanced versions or new products on a timely basis, or that such enhancements or new products, when introduced, will achieve market acceptance or will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results, and financial condition could be materially and adversely affected.

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

EXPOSURE TO CURRENCY FLUCTUATIONS. A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, the Euro, the Australian dollar, and the Canadian dollar. The Company incurs a significant portion of its expenses in Swedish krona, including all of its product development expenses and a substantial portion of its general and administrative expenses. As a result, fluctuations of the value of the Swedish krona relative to the other currencies in which the Company generates revenues and expenses, could adversely affect operating results. The financial statements of the Company are translated from the functional currency of the operating subsidiaries into U.S. dollars, the Company's reporting currency, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the reporting period, and revenues and expenses are translated at the weighted average exchange rate during the period. All translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity. Fluctuations in the Swedish krona and other currencies relative to the U.S. dollar will effect period to period comparison of the Company's reported results of operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate.

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

POSSIBLE DELISTING OF THE COMPANY'S COMMON STOCK FROM THE NASDAQ NATIONAL MARKET. In June 2002, the Company received notice from Nasdaq that its Common Stock had failed to maintain a minimum bid price of $1 in accordance with the requirements for continued listing on The Nasdaq National Market. The notice stated that if the Common Stock did not sustain a $1 closing bid price for at least 10 consecutive trading days prior to September 10, 2002, the Company's Common Stock could be delisted from the exchange. If the Company's Common Stock is delisted from The Nasdaq National Market, the trading market for the Common Stock could be affected which could make it difficult for investors to trade the Common Stock. The Company cannot give assurance that its Common Stock will comply with the minimum bid requirement or that Nasdaq will not delist the Common Stock. In the event that Nasdaq seeks to delist the Common Stock, the Company may or may not choose to appeal the delisting. Even if it does decide to appeal, it cannot give assurance that an appeal would be successful.

If the Company's commons stock is delisted, it may or may not apply for listing on the The Nasdaq SmallCap Market, the OTC Bulletin Board, or another quotation system or exchange on which it could qualify. The Company cannot assure you, however, that it would apply for listing on another quotation system or exchange if it is delisted from The Nasdaq National Market or that if it does apply for listing, that it would be eligible initially for such listing or that if it does become listed, that it would be able to maintain eligibility.

A common course of action for companies attempting to maintain their listing by ensuring a bid price in excess of $1 is the institution of a reverse stock split. At present, the Company has made no decision with respect to this course of action but will continue to evaluate this alternative in light of all other options. A reverse stock split could negatively impact the value of the Company's Common Stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse stock split. Similarly, a delisting may negatively impact the value of the Common Stock because stocks trading on the over-the-counter markets are typically less liquid and trade with larger variations between the bid and ask price.


CONTROL BY MANAGEMENT AND CURRENT STOCKHOLDERS; INDEMNIFICATION OF OFFICERS AND DIRECTORS. The Company's executive officers and directors and their affiliates, in the aggregate, own beneficially 51.1% of the Company's outstanding Common Stock as of July 1, 2002. In particular, Warburg, Pincus Investors, L.P. ("Warburg") owned beneficially 38.0% of the Company's outstanding Common Stock as of such date. As a result, Warburg can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg and the Company's officers and directors under certain circumstances could have the effect of delaying, deferring, or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of such stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs, or other purchases of Common Stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of Common Stock. The Company has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

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

ITEM 2.  FACILITIES

The Company's principal product development facilities and its Nordic service, support, sales, and marketing offices are located in Stockholm, Sweden. In August, 1999, the Company moved its Stockholm operations to new premises of approximately 98,000 square feet pursuant to a lease expiring August 2004. The Company also leases 38,000 square feet of office space in Mt. Laurel, New Jersey, pursuant to a lease expiring in January 2005, three smaller offices in Sweden, and one each in the United Kingdom, the Netherlands, and Australia. Following reductions in personnel in the past three years, the Company has been able to sublease all extra office space. The Company believes that it will be able to locate sufficient office space to allow it to operate according to its plans for at least the next two fiscal years.

ITEM 3.  LEGAL PROCEEDINGS

In February, 1999, a class action lawsuit was commenced by service of a complaint against the Company, certain of its officers, directors, and controlling shareholders who sold shares of Common Stock during the class period, and its underwriters claiming violations of the Federal securities laws. The complaint was dismissed, but the plaintiff had the right and did serve a new complaint. A motion to dismiss the second complaint has been submitted. No answer to either complaint was filed. While management believes this action to be without merit, an unfavorable outcome in the class or any other action which may be brought against the Company may have a material adverse affect upon the Company's business, operating results, and financial condition. In fiscal 2002, the Company obtained an arbitration award against a former customer (subsequently reduced to judgment). The collectibility of the judgment remains doubtful.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2002.






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

Fiscal year 2001                                       High            Low
-----------------                                      ----           ----
First Quarter (ended July 31, 2000)                $  8.0625      $  3.5938
Second Quarter (ended October 31, 2000)               4.4375         2.7500
Third Quarter (ended January 31, 2001)                5.1250         1.7188
Fourth Quarter (ended April 30, 2001)                 2.4688         1.0000

Fiscal year 2002                                       High            Low
-----------------                                      ----           ----
First Quarter (ended July 31, 2001)                 $ 1.8700       $ 0.8800
Second Quarter (ended October 31, 2001)               1.3000         0.6100
Third Quarter (ended January 31, 2002)                1.3000         0.7300
Fourth Quarter (ended April 30, 2002)                 1.2600         0.9200

As of July 05, 2002, there were __ shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

DIVIDEND POLICY

The Company has never declared or paid any dividends on its Common Stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this Form 10-K and the Consolidated Financial Statements and Notes thereto and the other financial information included in Item 14 of this Form 10-K. The selected consolidated financial data set forth below for the Company as of April 30, 2002, and April 30, 2001, and for each of the three years in the period ended April 30, 2002, are derived from audited financial statements included elsewhere in this Report.




Five Year Review:
                                                                   Year Ended April 30,
                                                     2002        2001        2000        1999        1998
                                                               (in thousands, except per share data)
Consolidated Statement of Operations Data:
  Revenues:
 Licenses .....................................   $  4,479      13,478    $ 12,167    $ 17,039    $ 36,090
 Services and maintenance .....................     48,239      53,313      61,318      68,233      57,632
 Other ........................................      2,562       2,564       1,540       1,696       1,662
                                                  --------    --------    --------    --------    --------
 Total revenues ...............................     55,280      69,355      75,025      86,968      95,384
                                                  --------    --------    --------    --------    --------
Cost of revenues:

 Licenses .....................................        307       1,336       1,916       2,212         790
 Services and maintenance .....................     31,870      37,375      48,528      68,670      41,826
 Other ........................................        935         520         429         752       1,029
                                                  --------    --------    --------    --------    --------
 Total cost of revenues .......................     33,112      39,231      50,873      71,634      43,645
                                                  --------    --------    --------    --------    --------
 Gross profit .................................     22,168      30,124      24,152      15,334      51,739
                                                  --------    --------    --------    --------    --------
Operating expenses:

 Product development ..........................     10,458      15,479      17,784      24,267      14,684
 Acquired In-process Research and Development .         --          --          --       2,500          --
 Sales and marketing ..........................     10,658      15,878      20,555      27,295      20,878
 General and administrative ...................      7,579       9,026       9,251      12,332       6,989
 Amortization of goodwill .....................        741       4,506       1,383         486         114
 Restructuring costs ..........................         --       5,391          --       3,522          --
                                                  --------    --------    --------    --------    --------

 Total operating expenses .....................     29,436      50,280      48,973      70,402      42,665
                                                  --------    --------    --------    --------    --------
Income (loss) from operations .................     (7,268)    (20,156)    (24,821)    (55,068)      9,074
 Other income (expense):
 Interest income ..............................        560       1,561       2,183       4,446       3,490
 Interest expense .............................         (3)        (13)        (65)       (128)       (123)
 Miscellaneous expense, net ...............            109      (1,219)        (96)       (931)       (286)
                                                  --------    --------    --------    --------    --------
Income (loss) from continuing
 operations before income taxes ...............     (6,602)    (19,827)    (22,799)    (51,681)     12,155
(Provision) benefit for income taxes ..........         --     (15,424)         --      16,422      (2,762)
                                                  --------    --------    --------    --------    --------
Income (loss) from continuing operations ......     (6,602)    (35,251)    (22,799)    (35,259)      9,393
--
                                                  --------    --------    --------    --------    --------
Net income (loss) .............................   $ (6,602)   $(35,251)   $(22,799)   $(35,259)   $  9,393
                                                  ========    ========    ========    ========    ========
Net income (loss) per share data-assuming dilution(1):

Income (loss) from continuing operations ......   $  (0.20)   $  (1.10)   $  (0.72)   $  (1.09)   $   0.30
Income from discontinued operations ...........         --          --          --          --         --
                                                  --------    --------    --------    --------    --------
Net income (loss) per share-assuming dilution     $  (0.20)   $  (1.10)   $  (0.72)   $  (1.09)   $   0.30
                                                  ========    ========    ========    ========    ========
Shares used in per share calculation-assuming
  dilution ....................................     32,198      31,986      31,672      32,431      30,821
                                                  ========    ========    ========    ========    ========


                                                                  April 30,
                                          2002           2001          2000          1999          1998
                                                                (in thousands)
Consolidated Balance Sheet Data:
  Cash and cash equivalents.          $  16,422      $ 12,053      $ 12,036      $ 29,065      $ 41,982
  Short-term investments ...                 --        12,866        19,821        24,848        69,416
  Working capital ..........             11,481        16,475        32,650        54,187       120,479
  Total assets .............             38,409        52,510        88,932       115,085       149,329
  Capital lease obligations,
    less current portion ....                 -             -             -             -           281
  Total stockholders' equity             18,976        25,790        61,459        83,881       124,573
- ----------



(1) See Note 12 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in calculating net income (loss) per share-assuming dilution.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

INDUSTRI-MATEMATIK INTERNATIONAL CORP. was incorporated in the State of Delaware in 1995 and conducts its business through domestic and international subsidiaries. The Company's business was founded in 1967 by incorporation in Sweden as Industri-Matematik AB ("IMAB"). In May 1995, the then-stockholders of IMAB exchanged all of their IMAB shares for shares of the Company's capital stock and IMAB became a wholly owned subsidiary of the Company. According to a Prospectus dated September 25, 1996, 5,060,000 shares of the Company's Common Stock were sold to the public in an initial public offering and the Company's Common Stock began trading on the NASDAQ National Market under the symbol "IMIC". During fiscal 1998, according to a Prospectus dated October 31, 1997, the Company completed a secondary public offering of 8,136,250 shares of Common Stock.

The Company develops, markets, and supports application software that enables its clients to optimize and manage order and replenishment business processes based on actual customer demand, supporting best-in-class, pull-driven supply chain practices. IMI's current primary target customers are members of the Retail Value Chain: mid-range to large-scale consumer goods manufacturers, wholesalers, retailers, and logistics service providers.

The Company has identified supply-chain business processes that are critical to the Retail Value Chain: collaborative order management, demand replenishment, store replenishment, and logistics execution. The Company's suite of branded modules - IMI Order, IMI Warehouse, IMI Replenishment, IMI Store, IMI CRM, IMI Analytics, IMI Collaboration, and IMI Access - supports these processes. In addition, the Company has a professional services organization and relationships with third-party technology vendors and system integrators that configure solutions for clients.

Representative clients of IMI include Albert Heijn, AT&T Pre-Paid Cards, Brunswick Corporation - Mercury Marine, Campbell Soup Company, Canadian Tire Corporation, Canon, Dannon, InterPharm Group B.V., J.F. Hillebrand, JM Smuckers, The Kellogg Company, Kramp Groep, Price Chopper, Royal Ahold - Hakongruppen, Shenker, Sherwin-Williams Company, Spicers, Starbucks Corporation, Telia AB, TNT Express, Warner/Electra/Atlantic (WEA) and West Farm Foods.

Substantially all of the Company's revenues in the last three years have been attributable to license fees and related services, including software maintenance and support, implementation, consulting, and training. The Company expects that license and services revenues will continue to constitute substantially all of the Company's revenues in the foreseeable future.

North American revenues decreased to $20.0 million in fiscal 2002 from $28.2 million in fiscal 2001, European revenues decreased to $34.7 million in fiscal 2002 from $39.9 million in fiscal 2001, and Asia/Pacific revenues decreased to $0.6 million from $1.2 million over the same period. Future operating results will depend on many factors, including the growth of the supply chain and customer relationship management software market, market acceptance of the Company's products, competition, the success of the Company's sales, support, service, and marketing organizations, general economic conditions, and other factors.

A significant portion of the Company's business has been conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, the Euro, the Australian dollar, and the Canadian dollar. The Company incurs a significant portion of its expenses in Swedish kronor, including a substantial part of its product development and general and administrative expenses. As a result, changes of the value of the Swedish krona relative to the other currencies in which the Company generates revenues, particularly the U.S. dollar, could affect operating results. The financial statements of the Company are translated from the functional currency of the operating subsidiaries into U.S. dollars, the Company's reporting currency, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the reporting period, and revenues and expenses are translated at the weighted average exchange rate during the period. All translation gains or losses from the translation into the Company's reporting currency are included in Other Comprehensive Loss. Fluctuations in the Swedish krona and other currencies relative to the U.S. dollar will affect period to period comparison of the Company's reported results of operations. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate.

RESULTS OF OPERATIONS

For the fiscal periods indicated, the following table sets forth the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                     Years Ended April 30,
                                                2002        2001        2000
Consolidated Statement of Operations Data:

Revenues:
 Licenses .................................       8.1%       19.4%      16.2%
 Services and maintenance .................      87.2        76.9       81.7
 Other ....................................       4.7         3.7        2.1
                                               ------      ------     ------
  Total revenues ..........................     100.0       100.0      100.0

Cost of revenues:
  Licenses ................................       0.5         1.9        2.6
  Services and maintenance ................      57.7        53.9       64.7
  Other ...................................       1.7         0.8        0.5
                                               ------      ------     ------
   Total cost of revenues .................      59.9        56.6       67.8
                                               ------      ------     ------
   Gross profit ...........................      40.1        43.4       32.2
                                               ------      ------     ------
Operating expenses:
 Product development ......................      18.9        22.3       23.7
 Acquired in-process research and development      --          --         --
 Sales and marketing ......................      19.3        22.9       27.4
 General and administrative ...............      13.7        13.0       12.3
 Amortization of goodwill and other intangibles   1.3         6.5        1.9
 Restructuring costs ......................        --         7.8         --
                                               ------      ------     ------
  Total operating expenses ................      53.2        72.5       65.3
                                               ------      ------     ------
Loss from operations .................          (13.1)      (29.1)     (33.1)
Other income (expense):
 Interest income ..........................       1.0         2.2        2.9
 Interest expense .........................        --          --       (0.1)
 Miscellaneous expense, net ...............       0.2        (1.8)      (0.1)
                                               ------      ------     ------
Loss from continuing operations before
 income taxes .............................     (11.9)      (28.7)     (30.4)
(Provision) benefit for income taxes.......        --       (22.2)        --
                                               ------      ------     ------
-------
Net loss ..................................     (11.9%)     (50.9%)    (30.4)

COMPARISON OF FISCAL YEARS 2002, 2001, and 2000

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

Total revenues decreased 20.3% to $55.3 million in fiscal 2002 from $69.4 million in fiscal 2001 as a result of a significant decrease in software license revenues as well as a related fall off of service and maintenance revenues. Total revenues decreased 7.6% to $69.4 million in fiscal 2001 from $75.0 million in fiscal 2000 as a result of a decrease in service and maintenance revenues offset by a small increase in software license revenues and other revenues.

Software License Revenues. Revenues from software licenses decreased 66.8% to $4.5 million in fiscal 2002 from $13.5 million in fiscal 2001, and increased 10.8% in fiscal 2001 from $12.2 million in fiscal 2000. Software license revenues constituted 8.1%, 19.4%, and 16.2% of total revenues in fiscal 2002, 2001, and 2000, respectively. Management believes that a major factor in the decrease in software license revenue in fiscal 2002 from fiscal 2001 was due to a noticeable reduction in capital spending by companies reacting to a general economic recession and political uncertainties surrounding the war against terrorism.

Service and Maintenance Revenues. Service and maintenance revenues decreased 9.5% to $48.2 million in fiscal 2002 from $53.3 million in fiscal 2001, and decreased 13.0% in fiscal 2001 from $61.3 million in fiscal 2000. Service and maintenance revenues constituted 87.2%, 76.9%, and 81.7% of total revenues in fiscal 2002, 2001, and 2000, respectively. The decreases in the absolute dollar amount of service and maintenance revenues in fiscal 2002 from fiscal 2001 and in fiscal 2001 from fiscal 2000 were related primarily to the decreases in software licenses sold during prior periods, as service and maintenance revenues tend to track software license transactions in prior periods.

Other Revenues. Other revenues are primarily third-party hardware sales to the Company's Scandinavian customer base. Other revenues remained on the same level in fiscal 2002 as in fiscal 2001, $2.6 million, and increased 66.5% in fiscal 2001 from $1.5 million in fiscal 2000. Other revenues constituted 4.7%, 3.7%, and 2.1% of total revenues in fiscal 2002, 2001, and 2000, respectively. Other revenues tend to vary over time in absolute dollars and as a percentage of total revenues due to the size of specific hardware sales.

COST OF REVENUES

Cost of revenues was $33.1 million, $39.2 million, and $50.9 million in fiscal 2002, 2001, and 2000, representing 59.9%, 56.6%, and 67.8% of total revenues, respectively. The decreases in cost of revenues both in absolute dollars and as a percentage of total revenues in fiscal 2002 from fiscal 2001 and in fiscal 2001 from fiscal 2000 were primarily due to actions taken by the company to align costs with revenues. These actions consist primarily of allowed attrition, reductions in force, and the elimination of excess overheads.

The following table sets forth, for the periods indicated, the cost of revenues for each revenue category and the cost of revenues represented as a percentage of each revenue category:


                                                Year Ended April 30,
                                  2002                2001               2000
                           -----------------------------------------------------------
                           Cost      % of       Cost      % of      Cost       % of
                           of        Revenue    of        Revenue   of         Revenue
                           Revenues  Category   Revenues  Category  Revenues   Category
                      (in thousands, except percentage data)

Licenses ...............    $   307      6.8%    $ 1,336      9.9%   $ 1,916     15.7%
Services and maintenance     31,870     66.1      37,375     70.1     48,528     79.1
Other ..................        935     36.5         520     20.3        429     27.9
                            -------              -------             -------
 Total cost of revenues     $33,112     59.9%    $39,231     56.6%   $50,783     67.8%
                            =======              =======             =======



Cost of Software License Revenues. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of the Company's software and, occasionally, the cost of third-party complementary software that is licensed together with the Company's software without being embedded. In addition, third parties may receive royalty commissions for participation in the sales process. Cost of software license revenues was $0.3 million, $1.3 million, and $1.9 million, in fiscal 2002, 2001, and 2000, representing 6.8%, 9.9%, and 15.7% of software license revenues, respectively. The cost of software license revenues in fiscal 2000 was higher as a percentage of software licenses revenues than in either fiscal 2002 or fiscal 2001 due to a higher proportion of licenses being sold together with third-party integrators where a royalty commission is paid to the integrator for assistance in the selling process during that year.

Cost of Service and Maintenance Revenues. Cost of service and maintenance revenues consists primarily of costs associated with consulting, implementation, and training services and the use by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of service and maintenance revenues also includes the cost of providing software maintenance to customers, such as telephone hotline support. Cost of service and maintenance revenues was $31.9 million, $37.4 million, and $48.5 million in fiscal 2002, 2001, and 2000, representing 66.1%, 70.1%, and 79.1%, of service and maintenance revenues, respectively. The decreases in the cost of service and maintenance revenues in absolute dollar amounts in fiscal 2002 from fiscal 2001 and in fiscal 2001 from fiscal 2000 were due to reductions in workforce through layoffs and attrition, a reduction in the use of outside consultants, and a decrease in the amount of service and maintenance performed.

Cost of Other Revenues. Cost of other revenues consists primarily of the cost of third party hardware supplied to certain customers. Cost of other revenues was $0.9 million, $0.5 million, and $0.4 million in fiscal 2002, 2001, and 2000, representing 36.5%, 20.3%, and 27.9% of other revenues, respectively. The Company expects the cost of other revenues to continue to fluctuate on a period to period basis due to the size and nature of specific hardware sales.

Product Development. Product development expenses consist primarily of salaries and other related costs for the Company's product development staff. Product development expenses were $10.5 million, $15.5 million, and $17.8 million in fiscal 2002, 2001, and 2000, representing 18.9%, 22.3%, and 23.7% of total revenues, respectively. The decreases in product development expenses in absolute dollar amount in fiscal 2002 from fiscal 2001 and in fiscal 2001 from fiscal 2000 were due to decreases in the number of product development personnel and other related costs, including the cost of outside contractors. In addition to allowed attrition, the company instituted a restructuring effort at the end of fiscal year 2001 resulting in a 32% reduction in product development costs. Management believes that the development of the Company's products has not been materially affected by the staff reductions.

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

Sales and Marketing. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $10.7 million, $15.9 million, and $20.6 million in fiscal 2002, 2001, and 2000, representing 19.3%, 22.9%, and 27.4% of total revenues, respectively. Sales and marketing expenses decreased in fiscal 2002 from fiscal 2001 and in fiscal 2001 from fiscal 2000 in absolute dollar amount and as a percentage of total revenues as a result of measures initiated in the fourth quarter of fiscal 2001 to reduce costs in response to market conditions for new software licenses.

General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other requirements. General and administrative expenses were $7.6 million, $9.0 million, and $9.3 million in fiscal 2002, 2001, and 2000, representing 13.7%, 13.0%, and 12.3% of total revenues, respectively. The decreases in absolute dollar amounts of general and administrative expenses in fiscal 2002 from fiscal 2001 and in fiscal 2001 from fiscal 2000 were primarily the result of decreased staffing of accounting, human resources, and internal system administration. The increase in general and administrative expenses in fiscal 2002 and 2001 from fiscal 2000 as a percentage of total revenues was primarily the result of the decrease in total revenues over the same period. Included in General and Administrative expenses for fiscal years 2002 and 2001 are refunds from the Swedish National Pension Organization, Alecta, amounting to $802,000 and $639,000, respectively. In addition, included in the fiscal year 2002 General and Administration expenses are extra severance expenses associated with employee terminations in the Company's subsidiary, Abalon AB, amounting to $812,000.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles relates to the fiscal 1998 acquisition of Ceratina International AB, the fiscal 1999 acquisition of Abalon AB, and the fiscal 2001 acquisition of IMOY. Goodwill and other intangibles are amortized over a 5 to 10 year period. Amortization of goodwill and other intangibles was $0.7 million in fiscal 2002, $4.5 million in fiscal 2001, and $1.4 million in 2000, respectively. In April 2001, as a result of a decline in the value of the company's goodwill and intangible assets related to Abalon, based on projected discounted cash flows, the company took an additional $3.0 million write-down. Beginning with fiscal year 2003, the Company will no longer amortize goodwill. The value of the company's goodwill assets will be assessed on an ongoing basis and any impairment in the value of goodwill assets will be written-down accordingly.

Restructuring costs. In April, 2001, the Company announced a reorganization of its operations into four regional units each made up of sales, services, support, and operations staff. In connection with the reorganization, the Company took a restructuring charge of $5.4 million consisting primarily of employee severance costs, lease termination expenses, and write-downs of certain property and equipment. Of the 57 employees terminated in Sweden, 5 worked in administration, 3 worked in sales and marketing, 13 worked in services and support, and 36 worked in product development. Of the 6 employees terminated in the United States 1 worked in administration, 1 worked in services and support, and 4 worked in sales and marketing. The lease termination expenses related to the space occupied by the terminated employees in Sweden, and the assets written-down in the reorganization were office equipment and leasehold improvements related to the terminated employees as well as accounting and support systems. The reductions in staff, primarily in the Stockholm office, reduced excess overhead in the product and services organizations without significantly affecting the ongoing development of the Company's products or services to customers.

Other Income (Expense). Other income (expense) comprises interest income, interest expenses, and miscellaneous income and expenses. Interest income was approximately $0.6 million, $1.6 million, and $2.2 million in fiscal 2002, 2001, and 2000, respectively. The decreases year to year were due to decreases in the levels of short-term investments and cash held in interest-bearing accounts compared to the amounts invested in prior years. Interest expenses were approximately $3,000, $13,000, and $65,000 in fiscal 2002, 2001, and 2000, respectively. The decreases were the result of the lower outstanding balance of notes payable and capital lease obligations.

Provision (Benefit) for Income Taxes. There was no provision (benefit) for income taxes for the years ended April 30, 2000 to April 30, 2002. The Company has applied a full valuation allowance to deferred tax assets generated after April 30, 1999. In April, 2001, the Company recorded an additional charge to income amounting to $15.4 million by increasing the valuation allowance by the same amount. A 100% allowance was applied by management based upon the Company's continuing non-profitable operations and inability to predict when this asset could be realized. At April 30, 2002, the Company's deferred tax asset, which amounted to $30.9 million ($31.3 million related to net operating loss carryforwards less $0.4 million related to other temporary differences), was offset by applying a valuation allowance resulting in a net deferred tax asset at April 30, 2002, of $0. Of the net operating loss carryforwards, $12.8 million were incurred in the United States and $14.7 million were incurred in Sweden. The net operating loss carryforwards, of which substantially all were incurred after April 30, 1998, may be carried forward to offset future income up to 15 years in the United States and indefinitely in Sweden.

Hedge Transaction. During November, 2000, the Company entered into a hedge transaction with a Bank to offset potential Swedish social security fee liability upon exercise of stock options by employees living in Sweden. The arrangement involved the issuance by the Bank of a call to the Company settleable in cash, which the Bank elected to cover by purchasing shares of the Company's Common Stock. The Company offset a portion of the cost of the call by issuing to the Bank a right to put shares of Company Common Stock to the Company. Gain or loss to the Company on the closing of the transaction will be realized based upon the increase or decrease in the price of the Company's Common Stock. As a result of the decline in the value of the Company Common Stock, as of April 30, 2002, and April 30, 2001 the Company has a provision for the decline in fair value recorded in its books relating to the put issued to the Bank amounting to $1.6 million and $1.4 million, respectively. Adjustments to this provision to reflect movements in the Company's Common Stock price have resulted in non-operating charges in fiscal year 2002 and fiscal year 2001 of $0.2 million and $1.4 million. The provision is reviewed quarterly and adjusted to reflect the underlying Common Stock value and will be reversed in full if the price of the Common Stock reaches $4.536 per share, which is the exercise price of the put. On April 30, 2002, and on April 30, 2001, the exercise price of the call option ($4.536) used to hedge potential Swedish social security fees was above the market price of the Company's Common Stock. Since there was no active market for these types of options, the value of the call option was limited to a calculated option premium, which was offset in the financial statements by the corresponding premium on the put option. The original net premium of $50,000 is being amortized over the 5-year term of the options. The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. It is anticipated that the hedge transaction will be open for several years. As part of that transaction, the Company deposited $2.1 million with the Bank and recorded a non-current asset in that amount.


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". The Statement addresses financial accounting and reporting for business combinations completed after June 30, 2001. The Statement eliminates the pooling of interests method and requires use of the purchase method for all business combinations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The Statement is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and/or indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of such assets may be impaired, ( 3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

IMI will adopt SFAS No.'s 141 and 142 as of May 1, 2002. IMI is in the process of adopting SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. The Company expects that it will no longer record approximately $750,000 of annual amortization to its existing goodwill.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting policy in fiscal 2003.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. IMI will adopt the provisions of SFAS No. 143 as of May 1, 2003. The impact of this Statement is not expected to be material.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement requires that discontinued operations be reported separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. IMI will adopt the provisions of SFAS No. 144 as of May 1, 2002. The adoption of this statement is not expected to have a material impact on the Group.

CRITICAL ACCOUNTING POLICIES
The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements. The Company's reported financial condition and results of operations are sensitive to accounting methods, assumptions and estimates that underlie preparation of the financial statements. The Company bases its estimates on historical experience and on various other assumptions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing the Company's financial statements. The Company believes the following critical accounting policies involve the most significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue consists primarily of software license revenue, services and maintenance revenue. License revenue is generally recognized upon execution of a software license agreement and delivery of the software, provided the fees are fixed and determinable and collection is considered probable in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition". Fees are allocated to the various elements of software license agreements based on historical fair value experience specific to the company. In a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement, the Company recognizes revenue using the "residual method" in accordance with Statement of Position 98-9, "Software Revenue Recognition in Respect to Certain Arrangements" issued by the American Institute of Certified Public Accountants. Under the "residual method", the total fair value of the undelivered elements is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If a software license agreement contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for software licenses are due within twelve months from the agreement date. In the rare cases, when software license agreements call for payment terms of twelve months or more from the agreement date, revenue is recognized as accrued revenue if there is no continuing obligation of the part of the Company, the customer is financially viable, the term of the license extends past the last payment, there are no issues regarding potential obsolescence of the software, and the customer has no intent to upgrade. At present, the company has one such agreement. When the Company provides services that are considered essential to the functionality of software products sold or if software sold requires significant production, modification or customization, the Company accounts for the software and services revenue in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts", which requires the use of the percentage-of-completion method of revenue recognition. In these cases, software revenue is recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

Implementation services, which include project management, system planning, design and implementation, customer configurations, and training, are typically billed on an hourly basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly basis are recognized as the work is performed. On fixed price contracts, services revenue is recognized using the percentage-of-completion method of accounting by relating hours incurred to date to total estimated hours at completion.

Maintenance revenue includes post-contract support and the rights to unspecific software upgrades and enhancements. Maintenance revenues from customer support services are generally billed annually with the revenue being deferred and recognized ratably over the maintenance period.

Allowance for Doubtful Accounts

In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, historical write-offs, the credit worthiness of the customer, the economic conditions of the customer's industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company's future provision for doubtful accounts.

Software Development Costs

The development cost of software, other than internal use software, is accounted for in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Costs incurred in the product development of new software products are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of the Company's products and general release substantially coincide. As a result, the Company has not capitalized any software development costs since such costs have been immaterial.

Valuation of Long-Lived Assets, including Goodwill

The Company assesses the impairment of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When it is determine that the carrying value of such assets may not be recoverable, a measurement of any impairment is made based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model.

Goodwill is amortized over periods ranging from five to ten years.

The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as of May 1, 2002, and, as a result, will no longer amortize goodwill. An initial impairment test of the Company's goodwill was performed in April 2002 which did not result in the need for any material impairment charge in the immediate future. Additional impairment reviews will be performed annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There can be no assurance that there will be no material impairment charge resulting from future impairment assessments.

Deferred Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Management assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent that management believes that recovery is not likely, management establishes a valuation allowance. Management has applied a 100% allowance based upon the Company's continuing non-profitable operations and inability to predict when this asset could be realized. The Company considers future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. However, adjustments could be required in the future if it is determined that the amount to be realized is greater or less than the amount recorded.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed and met its capital expenditure requirements through cash flows from operations, short-term borrowings, and, during fiscal 1997 and fiscal 1998, through sales of equity securities to the public. Cash used in operations was $8.3 million, $1.0 million, and $17.6 million in fiscal 2002, 2001, and 2000, respectively. Repayments of borrowings were $0.0 million and $0.6 million in fiscal 2002 and 2001. Cash flows from issuance of Common Stock were $0.2 million, $0.9 million, and $0.8 million in fiscal 2002, 2001, and 2000, respectively. The Company purchased approximately $0.7 million, $3.1 million, and $4.5 million, of office equipment and other property in fiscal 2002, 2001, and 2000, respectively.
At April 30, 2002, the Company did not have any material commitments for capital expenditures. The Company has certain obligations related to leases and pensions. For information about the Company's commitments related to leases and pensions, see note 14 "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements.

At April 30, 2002, the Company had $11.5 million of working capital as compared to $16.5 million of working capital at April 30, 2001. Current assets at April 30, 2002, include $16.4 million in cash and cash equivalents. During the year, the Company's short-term investments matured and the proceeds were reinvested in assets qualifying as cash equivalents. The decreases in working capital from April 30, 2001, to April 30, 2002, and April 30, 2000 to April 30, 2001 was primarily the result of decreases in accounts receivable and cash reflecting the operating loss for the fiscal year.

Accounts receivable, net of allowance for doubtful accounts, decreased to $8.0 million at April 30, 2002, from $11.0 million at April 30, 2001.
Accrued income, primarily unbilled revenue on fixed price services contracts and scheduled amounts due from customers, increased to $2.2 million at April 30, 2002, from $1.9 million at April 30, 2001. Of this amount, unbilled revenues amounting to $1.7 million fall due for payment during the first half of fiscal year 2003 and the remaining amount during the second half of fiscal year 2003. The allowance for doubtful accounts remained at the same level at April 30, 2002 as at April 30, 2001 ($1.1 million). A significant portion of the amount remaining in the reserve for doubtful accounts relates to a dispute with a customer where the Company has won a judgment against the customer requiring payment, but collectability of the judgment remained uncertain. On April 30, 2000 the Company had an allowance for doubtful accounts amounting to $2.5 million. The reduction from April 30, 2000 to April 30, 2001 was due to the settlement of disputes with customers where the Company either wrote-down Accounts Receivable or collected the amounts past due.

Based on the Company's operating budget and cash flow projections for fiscal year 2003, the Company believes that it has sufficient cash to fund its operations beyond April 30, 2003. Even if the Company meets its budget and cash flow projections, the Company may need to obtain additional financing in early fiscal year 2004. Should the Company miss its budget and cash flow targets, it believes that it has the ability to quickly scale back operations in order to conserve enough cash and short-term investments to fund its operations beyond April 30, 2003.

The Company may evaluate possibilities to obtain additional financing through public or private equity offerings, bank debt financing, asset securitizations or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to the shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all.

Management believes that the effect of inflation was not material to the Company's results of operations or financial condition during the three years ended April 30, 2002.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Except for the transaction referred to above under the heading "Hedge Transaction", the Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading of other purposes. As of April 30, 2002, the Company had no long-term investments and its short-term investments consisted of two Federal Agency securities with maturities of less than one year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Part IV Item 14 (a)(1) and (2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the 2002 Proxy Statement under the caption "Election of Directors".

ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the information to be set forth in the 2002 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information to be set forth in the 2002 Proxy Statement under the caption "Ownership of Common Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the information to be set forth in the 2002 Proxy Statement under the caption "Certain Business Relationships."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as a part of this Report:

      (1) Consolidated Financial Statements. The following consolidated financial statements of Industri-Matematik International Corp. are filed as part of this report:

      Report of Independent Accountants dated July 5, 2002

      Consolidated Balance Sheets as of April 30, 2002, and April 30, 2001

      Consolidated Statements of Operations for the years ended April 30, 2002, 2001, and 2000.

      Consolidated Statements of Changes in Stockholders' Equity for the years ended April 30, 2002, 2001, and 2000.

      Consolidated Statements of Cash Flows for the years ended April 30, 2002, 20001, and 2000.

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

      (d) Financial Statement Schedules

      None.



                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Industri-Matematik International
Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Industri-Matematik International Corp. and its subsidiaries at April 30, 2002 and April 30, 2001 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers AB

BY: /s/ ROBERT BARNDEN
    Robert Barnden

Stockholm, Sweden
July 5, 2002

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                                                      April 30,
                                                                    2002      2001
ASSETS
Current assets:
  Cash and cash equivalents....................................  $  16,422   $ 12,053
  Short-term investments.......................................         --     12,866
  Accounts receivable, less allowance for doubtful accounts
  of $1,058 and $1,143 at April 30, 2002 and 2001, respectively      7,953     10,952
  Accrued income...............................................      2,218      1,861
  Prepaid expenses.............................................      1,688      1,726
  Income taxes receivable......................................          3        217
  Other current assets.........................................        384        640
                                                                 ---------  ---------
     Total current assets......................................     28,668     40,315
                                                                 =========  =========
Non current assets:
  Property and equipment, net..................................      3,135      4,753
  Goodwill and other intangible assets.........................      2,989      3,739
  Long-term cash deposit.......................................      2,728      2,794
  Other non current assets.....................................        889        909
                                                                 ---------  ---------
     Total non current assets..................................      9,741     12,195
                                                                 ---------  ---------
          Total assets.........................................  $  38,409   $ 52,510
                                                                 =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................      1,341      1,129
  Accrued expenses and other current liabilities...............      6,136      8,071
  Accrued payroll and employee benefits........................      4,562      7,595
  Deferred revenue.............................................      5,148      7,045
                                                                 ---------  ---------
     Total current liabilities.................................     17,187     23,840
                                                                 =========  =========
Long-term liabilities:
  Accrued pension liability....................................      2,093      2,880
  Other long-term liabilities..................................        153         --
                                                                 ---------  ---------
     Total long-term liabilities...............................      2,246      2,880
                                                                 ---------  ---------
     Total liabilities.........................................  $  19,433  $  26,720
                                                                 =========  =========

Commitments and contingencies (Note 14)
Stockholders' equity:
  Common Stock; $.01 par value; 75,000,000 shares authorized;
   31,945,303 and 32,274,265 issued and outstanding. Preferred
   Stock; $0.01 par value; 15,000,000 shares authorized;
   0 and 0 issued and outstanding                                      319        323
  Additional paid-in capital...................................    120,849    125,206
  Retained earnings (deficit)..................................    (94,623)   (88,022)
  Accumulated other comprehensive loss.........................     (6,214)    (5,835)
  Notes receivable from stockholders (Note 13).................     (1,355)    (5,882)
                                                                 ---------  ---------
     Total stockholders' equity................................     18,976     25,790
                                                                 ---------  ---------
     Total liabilities and stockholders' equity................  $  38,409   $ 52,510
                                                                 =========   ========

The accompanying notes are an integral part of the consolidated financial statements.

            INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                    Year Ended April 30,
                                                 2002         2001        2000
Revenues:
  Licenses .................................   $  4,479    $ 13,478    $ 12,167
  Services and maintenance .................     48,239      53,313      61,318
  Other ....................................      2,562       2,564       1,540
                                               --------    --------    --------
     Total revenues ........................     55,280      69,355      75,025
                                               ========    ========    ========
Cost of revenues:
  Licenses .................................        307       1,336       1,916
  Services and maintenance .................     31,870      37,375      48,528
  Other ....................................        935         520         429
                                               --------    --------    --------
     Total cost of revenues ................     33,112      39,231      50,873
                                               --------    --------    --------
     Gross profit ..........................     22,168      30,124      24,152
                                               --------    --------    --------
Operating expenses:
  Product development ......................     10,458      15,479      17,784
  Sales and marketing ......................     10,658      15,878      20,555
  General and administrative ...............      7,579       9,026       9,251
  Amortization of goodwill and other intangibles    741       4,506       1,383
  Restructuring ............................         --       5,391          --
                                               --------    --------    --------
     Total operating expenses ..............     29,436      50,280      48,973
                                               --------    --------    --------
Loss from operations .......................     (7,268)    (20,156)    (24,821)
                                               ========    ========    ========
Other income (expense):
  Interest income ..........................        560       1,561       2,183
  Interest expense .........................         (3)        (13)        (65)
  Miscellaneous expense, net ...............        109      (1,219)        (96)
                                               --------    --------    --------
Loss from operations
  before income taxes ......................     (6,602)    (19,827)    (22,799)
(Provision) for income taxes ...............         --     (15,424)         --
                                               --------    --------    --------
Net loss ...................................   $ (6,602)   $(35,251)   $(22,799)
                                               ========    ========    ========

Net loss per share data: (Note 12)
Net loss per share .........................   $  (0.20)   $  (1.10)   $  (0.72)
                                               ========    ========    ========

Net loss per share data assuming dilution:
Net loss per share .........................   $  (0.20)   $  (1.10)   $  (0.72)
                                               ========    ========    ========
Weighted average shares outstanding, basic
  and diluted .............................. 32,198,401  31,985,991  31,671,870
                                             ----------  ----------  ----------


The accompanying notes are an integral part of the consolidated financial statements.



             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                Accumulated     Notes        Total
                                               Class B  Additional   Retained      Other      Receivable     Stock
                      Comprehensive   Common   Common    Paid-in     Earnings  Comprehensive    From        holders'
                      Income (Loss)    Stock    Stock    Capital     (Deficit)     Loss      Stockholders   Equity


Balance as of
  April 30, 1999     $ (36,347)       $ 315     $ --   $ 123,945   $ (29,972)   $ (3,514)    $ (6,893)    $ 83,881
                       =======          ===      ===     =======     =======       =====       ======      =======

Issuance of 105,097 shares
  of Common Stock under
  Stock Option Plan                       1                  363                                               364

Issuance of 234,784 shares
  of Common Stock under
  ESPP                                    2                  477                                               479

Payments on notes
  receivable                                                (475)                                 971          496

Net income             (22,799)                                      (22,799)                              (22,799)

Currency translation
  adjustment              (962)                                                     (962)                     (962)

    --------------------------------------------------------------------------------------------------------------
Balance as of
  April 30, 2000     $ (23,761)       $ 318     $ --   $ 124,310   $ (52,771)   $ (4,476)    $ (5,922)    $ 61,459
                       ========         ===      ===     =======     ========     =======      =======      ======

Issuance of 151,900 shares
  of Common Stock under
  Stock Option Plan                       2                  304                                               306

Issuance of 284,756 shares
  of Common Stock under
  ESPP                                    3                  592                                               595

Payments on notes
  receivable                                                                                       40           40

Net income             (35,251)                                      (35,251)                              (35,251)

Currency translation
  adjustment            (1,359)                                                   (1,359)                   (1,359)

    --------------------------------------------------------------------------------------------------------------
Balance as of
  April 30, 2001     $ (36,610)       $ 323     $ --   $ 125,206   $ (88,022)   $ (5,835)    $ (5,882)    $ 25,790
                       ========         ===      ===     =======     ========     =======      =======      ======


0

Issuance of 103,038 shares
  of Common Stock under
  ESPP                                    1                  150                                               151

Subsidiary Stock Incentive Plan                               15                                                15


Cancellation of notes from
  shareholders                           (4)              (4,523)                               4,527            0

Net income              (6,602)                                       (6,602)                               (6,602)

Currency translation
  adjustment              (378)          (1)                   1           1        (379)                     (378)
    --------------------------------------------------------------------------------------------------------------
Balance as of
  April 30, 2002     $  (6,980)       $ 319     $ --   $ 120,849   $ (94,623)   $ (6,214)    $ (1,355)    $ 18,976
                       ========         ===      ===     =======     ========     =======      =======      ======



The accompanying notes are an integral part of the consolidated financial statements.

             INDUSTRI-MATEMATIK INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                               Year Ended April 30,
                                                           2002         2001         2000
Cash flows from operating activities:
  Net income (loss) ................................   $  (6,602)   $ (35,251)   $ (22,799)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Depreciation and amortization ...................       2,924        4,291        5,313
   Provision for doubtful accounts .................         (84)      (1,421)       2,382
   Deferred income taxes ...........................          --       15,424          --
   Accrued interest on short-term investments ......          --           --           14
   (Gain) loss on disposal of property and
        equipment...................................        (104)          16           91
   (Gain) loss on disposal of other shares .........        (373)          --           (6)
   Write-down of property and equipment ............          26        1,576        1,164
   Write-down of goodwill and other intangibles.....          --        3,010           --
   Changes in operating assets and liabilities:
     Accounts receivable ...........................       3,027        9,738          696
     Accrued income and prepaid expenses............        (326)        (175)        (543)
     Income taxes ..................................         213           --           26
     Other assets ..................................         272          203         (537)
     Accounts payable ..............................         211         (778)      (1,414)
     Accrued expenses and other current liabilities       (1,889)         761       (6,149)
     Accrued payroll and employee benefits and
         deferred revenue ..........................      (4,844)       1,274        3,530
     Accrued pension liability .....................        (749)         353          640
                                                       ---------    ---------    ---------
   Net cash flows (used in)
    operating activities ...........................      (8,298)        (979)     (17,592)
                                                       ---------    ---------    ---------

Cash flows from investing activities:
  Purchase of short-term investments ...............          --     (118,640)    (128,577)
  Proceeds from maturity of short-term investments .      12,866      125,595      133,590
  Additions to property and equipment ..............        (725)      (3,057)      (4,502)
  Long-term cash deposit............................          17       (2,786)          --
  Payment for Ceratina .............................          --           --         (658)
  Proceeds from sale of property and equipment .....         104           15           80
  Proceeds from sale of other shares ...............         373           --            6
  Collection of notes receivable ...................          --           40          456
                                                       ---------    ---------    ---------
   Net cash flows provided by investing activities..      12,635        1,167          395
                                                       ---------    ---------    ---------
Cash flows from financing activities:
  Payments on notes payable ........................          --         (303)        (534)
  Principal payments on capital lease obligations ..          --           --          (61)
  Issuance of Common Stock .........................         151          901          843
  Other ............................................        (152)        (242)         374
                                                       ---------    ---------    ---------
   Net cash flows provided by (used in) financing
      activities ...................................          (1)         356          622
                                                       ---------    ---------    ---------
Translation differences on cash and cash
  equivalents ......................................          32        (527)        (454)
                                                       ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents       4,368           17     (17,029)
Cash and cash equivalents at beginning of year .....      12,053       12,036       29,065
                                                       ---------    ---------    ---------
Cash and cash equivalents at end of year ...........   $  16,422    $  12,053    $  12,036
                                                       =========    =========    =========

Supplemental disclosures of cash flow information: Cash paid during the year for:

  Interest .........................................   $      10    $      11    $      62
                                                       =========    =========    =========
  Income taxes .....................................   $     312    $     526    $     505
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

IMIC was formed on May 1, 1995 as the parent of Industri-Matematik AB ("IMAB"), a company domiciled in Sweden, pursuant to a corporate reorganization. The reorganization was effected by issuing all the shares of IMIC's stock to the shareholders of IMAB based upon the number and class of shares of IMAB owned by each in exchange for all of the outstanding stock of IMAB. The reorganization was accounted for in a manner similar to pooling-of-interests.

IMI develops, markets, and supports client/server and Internet based application software that enables manufacturers, distributors, wholesalers, retailers, logistics service providers, and e-businesses to more effectively manage their supply chains and their customer relationships. Supply chain management encompasses the execution of multiple customer-focused order fulfillment processes, including order management, pricing and promotion, handling, sourcing, warehouse management, transportation management, service management, customer relationship management, and replenishment planning and coordination. IMI's software products monitor and manage events beyond the physical limitations of the enterprise. The Company's software products are designed to meet the complex fulfillment and customer service needs of distribution-intensive businesses. These products allow customers to leverage the value of their existing enterprise systems by integrating with legacy, new client/server, and new Internet based manufacturing, advanced planning, and financial management systems. The Company has a professional services organization and relationships with third-party technology vendors and system integrators that configure solutions for clients.

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

The Company considers a license fee payable on extended terms to be fixed and determinable and accounts for it as accrued revenue when there is no continuing obligation of the part of the Company, the customer is financially viable, the term of the license extends past the last payment, there are no issues regarding potential obsolescence of the software, and the customer has no intent to upgrade.

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

If the Company provides services on a fixed price contract, or the services are considered essential to the functionality of software products sold, or if software sold requires significant production, modification or customization, license and services revenue is accounted for in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts", which requires the use of the percentage-of-completion method of revenue recognition. In these cases, software revenue is recognized based on labor hours incurred to date compared to total estimated labor hours for the contract. Out of the Company's accrued revenue, $1.6 million relates to the projects accounted for in accordance with percentage of completion method.

Under the terms of the Company's License Agreements and Professional Service Agreements, in general the only warranties provided are that the software will function in accordance with the applicable software documentation by a specified date. As these warranties are effective for a very limited time period and historically the Company has not had any significant warranty claims, the Company's policy has been to record no warranty provision upon the recognition of license revenues. In addition, due to the Company's insignificant product returns and price adjustments in past years, no provision is made for product returns and price adjustments upon recognition of software license revenues. The Company reviews on a project-by-project basis the cost of claims that it considers to be "warranty" type claims under Professional Services Agreements by establishing project reserves. The Company will continue to evaluate the need for recording a warranty provision upon recognition of software license revenues and delivery of customer modification work.

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

                                       Estimated useful lives

      Computer equipment                   3 years
      Furniture and fixtures               1 to 10 years
      Automobiles                          3 years
      Leasehold improvements               5 years
      Software acquired                    1 to 3 years

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

Goodwill and Other Intangibles

Goodwill represents the excess of cost over the fair value of net assets acquired and in fiscal years 2002 and earlier, was amortized using the straight-line method over a period of 10 years. Other intangibles are comprised of acquisition costs of developed technology, assembled workforce, and customer lists which were amortized using the straight-line method over a period of 5 years up until April 30, 2001, when the balance was written down to zero, due to impairment. The Company reviews the carrying value of goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To assess impairment of intangible assets and property, plant and equipment and related goodwill under U.S. GAAP, the Company applies SFAS 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective in 2002 and will be applied by the Company beginning in fiscal year 2003. As a result, the Company will cease to amortize goodwill beginning May 1, 2002. In lieu of periodic amortization, the Company performed an initial impairment review of all goodwill for U.S. GAAP purposes as of April 2002 and will continue to perform annual impairment reviews thereafter.

Long-lived assets

The Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company assesses the impairment of Long-lived assets in accordance with SFAS 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona and, to a lesser extent, the U.K. pound sterling, the Euro, the Australian dollar, and the Canadian dollar.
The Company incurs a significant portion of its expenses in Swedish krona, including a significant portion of its product development expenses and a substantial portion of its general and administrative expenses. As a result, appreciation of the value of the Swedish krona relative to the other currencies in which the Company generates revenues, particularly the U.S. dollar, could adversely affect operating results. The Company does not currently undertake hedging transactions to cover its currency exposure, but the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate.

License and service and maintenance revenues related to the Company's software products have represented a substantial portion of the Company's revenues in recent years and are expected to continue to represent a substantial portion of the Company's revenues in the future. The Company's success depends on continued market acceptance of its suite of software and services as well as the Company's ability to introduce new versions of software or other products to meet the evolving needs of its customers.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid, low risk debt instruments purchased with original maturity dates of three months or less to be cash equivalents. The Company's short-term investments comprise fixed income securities with original maturities of more than 90 days at the time of purchase. The Company classifies its short-term investments in fixed income securities as available-for-sale securities, which are carried at their fair value based upon the quoted market prices of those investments at the respective balance sheet date. Accordingly, the change in unrealized gains and losses with respect to these securities is recorded as a direct increase or decrease in stockholders' equity, net of deferred income tax, if any (see note 3).

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

Accrued income

Accrued income is unbilled income recognized on fixed price services contracts and scheduled amounts due from customers on terms which are longer than typical trade terms.

The Company considers a license fee payable on extended terms to be fixed and determinable and accounts for it as accrued revenue when there is no continuing obligation of the part of the Company, the customer is financially viable, the term of the license extends past the last payment, there are no issues regarding potential obsolecence of the software, and the customer has no intent to upgrade.

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

Net Income (Loss) Per Share

Net income (loss) per share amounts have been computed in accordance with SFAS No. 128, "Earnings per Share". For each of the periods presented, net income (loss) per share amounts were computed based on the weighted average number of shares of Common Stock outstanding during the period. Net income
(loss) per share - assuming dilution amounts were computed based on the weighted average number of shares of Common Stock and potential Common Stock outstanding during the period. Potential Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share-assuming dilution for the years ended April 30, 2002, 2001, and 2000 do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for those fiscal years.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate.

Fair Value of Financial Instruments

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash and cash equivalents, receivables and payables, deferred revenue, derivative instruments and current portions of long-term debt are deemed to approximate fair value due to their short maturities. The carrying amount of long-term debt with banks and capitalized lease obligations are also deemed to approximate their fair values.

Hedge accounting

FAS 133, as amended by FAS 138, requires that an entity recognizes all derivative instruments as either assets or liabilities in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction.

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

Effect of Recent Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". The Statement addresses financial accounting and reporting for business combinations completed after June 30, 2001. The Statement eliminates the pooling of interests method and requires use of the purchase method for all business combinations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The Statement is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and/or indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of such assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that finite lives.

IMI will adopt SFAS No.'s 141 and 142 as of May 1, 2002. IMI is in the process of adopting SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. The Company expects that it will no longer record approximately $750,000 of amortization to its existing goodwill.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting policy in fiscal 2003.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. IMI will adopt the provisions of SFAS No. 143 as of May 1, 2003. The impact of this Statement is not expected to be material.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement requires that discontinued operations be reported separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. IMI will adopt the provisions of SFAS No. 144 as of May 1, 2002. The adoption of this statement is not expected to have a material impact on the Group.

3.  Short-term investments

Short-term investments are comprised of fixed income securities which are classified as available-for-sale securities. As of April 30 2002, the company had no short-term investments. As of April 30, 2001, the Company had two Federal Agency securities with an amortized cost of $4.0 million and $6.9 million which approximated fair value. The Federal Agency securities matured within one year. As of April 30, 2000, the Company had two Federal Agency securities with an amortized cost of $10.0 million and $9.9 million which approximated fair value. During the years ended April 30, 2002, April 30, 2001, and 2000, maturities of fixed income securities resulted in aggregate proceeds of $12.9 million, $125.6 million and $133.6 million respectively.

4.  Accounts Receivable Allowance for Doubtful Accounts

The following table provides a summary of the activity in the accounts receivable allowance for doubtful accounts for the years ended April 30, 2002, 2001, and 2000:

                                                  Year Ended April 30,
                                            2002          2001          2000
                                                    (in thousands)

Balance at beginning of period ......     $ 1,143       $ 2,486       $ 4,883
Charged to expense ..................         (70)          422           845
Deductions ..........................         (16)       (1,765)       (3,242)
                                          -------       -------       -------
Balance at end of period ............     $ 1,058       $ 1,143       $ 2,486
                                          =======       =======       =======

The allowance for doubtful accounts decreased to $1,058,000 at April 30, 2002, from $1,143,000 at April 30, 2001, and from $2,486,000 at April 30,
2000, primarily as a result of settling disputes with customers. A significant portion of the amount remaining in the reserve for doubtful accounts relates to an ongoing dispute with a former customer. In fiscal 2002, the Company obtained an arbitration award against the former customer (subsequently reduced to judgment). The collectibility of the judgment remains doubtful.

5.  Foreign Currency Translation

For the years ended April 30, 2002, 2001, and 2000, foreign exchange gains (losses) of $155,000, $380,000 and, $136,000 respectively, were recorded by the Company.

6.  Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Property and equipment consists of:

                                                              April 30,
                                                         2002           2001
                                                           (in thousands)
Computer equipment ..............................        8,838         8,980
Furniture and fixtures ..........................        3,588         4,025
Automobiles .....................................           --            --
Leasehold improvements ..........................          922           873
Software acquired ...............................          221         3,396
                                                      --------      --------
                                                        13,569        17,274
Less accumulated depreciation and amortization ..      (10,434)      (12,521)
                                                      --------      --------
                                                      $  3,135      $  4,753
                                                      ========      ========

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

Included in property and equipment are assets leased under capital lease obligations as follows:
                                                            April 30, 2001
                                                            (in thousands)

Computer equipment ........................                    $    73
Furniture and fixtures ....................                        120
                                                               -------
                                                                   193
Less accumulated amortization .............                       (193)
                                                               -------
                                                               $    --
                                                               =======

The amortization expense on capital leases amounted to $0, $11,000, and $59,000 for the years ended April 30, 2001, and 2000, respectively.

7. Goodwill and Other Intangibles

Goodwill and other intangibles are recorded at cost, less accumulated amortization and impairment charges.

Goodwill and other intangibles consists of:
                                                   April 30
                                             2002            2001
                                                (in thousands)
Goodwill ...........................      $ 7,043        $ 7,147
Other intangibles...................           --          4,100
                                          -------         -------
                                            7,043          11,247
Less accumulated amortization ......       (4,054)         (7,508)
                                          -------         -------
                                          $ 2,989         $ 3,739
                                          =======         =======

Amortization of Goodwill and Other intangibles amounted to $741,000 in fiscal year 2002. Amortization of goodwill and other intangibles amounted to $4.5 million in fiscal 2001, of which $3.0 million consisted of an extra write-down of goodwill and other intangibles relating to the Abalon acquisition in December 1998. The extra write-down was based upon an outside appraisal which showed that the value of such goodwill and other intangibles had declined since the date of the acquisition.

8.  Income Taxes

Loss from continuing operations before income taxes was distributed geographically as follows:

                                               Year Ended April 30,
                                        2002            2001          2000
                                                   (in thousands)

Domestic .................           $ (4,754)      $ (2,549)    $  (1,714)
Foreign ..................             (1,848)       (17,278)      (21,085)
                                      -------         -------      --------
   Total .................           $ (6,602)      $(19,827)     $(22,799)
                                      =======        =======      ========

Components of the (provision) benefit for income taxes are as follows:

                                                     Year Ended April 30,
                                                   2002       2001      2000
                                                         (in thousands)
Current:
Federal ........................................$     --        --        --
State ..........................................      --        --        --
Foreign ........................................      --        --        --
                                                  ------    ------    ------
   Total current provision .....................      --        --        --
                                                  ------    ------    ------
Deferred:
Federal ........................................$     --  $ (7,382)       --
State ..........................................      --    (2,204)       --
Foreign.........................................      --    (5,838)       --
                                                  ------    ------    ------
 Total deferred (provision) benefit ............$     --  $(15,424)       --
                                                  ------    ------    ------
  Total (provision) benefit for income taxes ...$     --  $(15,424)       --
                                                  ======    ======    ======

The approximate tax effects of temporary differences which give rise to net deferred taxes are:



                                                                        April 30,
                                                                       2002      2001
                                                                       (in thousands)
Deferred income taxes, non-current asset
      Net operating loss carryforwards ..........................   $ 31,275    $ 29,332
      Allowance for doubtful accounts ...........................        347         359
      Restructuring..............................................     (1,078)      1,078
      Depreciation ..............................................        191          19
      Other .....................................................        258          35
                                                                    --------    --------
      Total deferred income taxes, non-current asset ............     30,993      30,823
      Valuation allowance .......................................    (30,993)    (30,823)
                                                                    --------    --------
Total net deferred income taxes, non-current asset ..............   $     --    $     --
                                                                    ========    ========

      A reconciliation of the (provision) benefit for income taxes to the amount computed by applying the statutory rates is as follows:

                                                          Year Ended April 30,
                                                 2002               2001                  2000
                                                            (in thousands)
    Statutory rate ................    $ 2,245         34%   $  6,741       34%   $  7,752       34%
    Valuation of temporary
     differences ..................     (1,665)       (26)     (3,867)     (20)     (5,994)     (26)
    Increase in valuation allowance
     of deferred tax asset                  --         --     (15,424)     (78)         --       --
    Foreign taxes .................       (293)        (4)     (1,326)      (6)       (902)      (4)
    Permanent differences .........       (287)        (4)     (1,611)      (8)         --       --
    Other .........................         --         --          63       --        (856)      (4)
                                       -------    -------     -------  -------     -------      ---
    Effective tax rate ............   $     --         --    $(15,424)     (78)%        --       --
                                       =======    =======     =======  =======     =======      ===


There was no provision (benefit) for income taxes for the years ended April 30, 2000 to April 30, 2002. The Company has applied a full valuation allowance to deferred tax assets generated after April 30, 1999. In April, 2001, the Company recorded an additional charge to income amounting to $15.4 million by increasing the valuation allowance by the same amount. A 100% allowance was applied by management based upon the Company's continuing non-profitable operations and inability to predict when this asset could be realized. At April 30, 2002, the Company's deferred tax asset, which amounted to $30.9 million ($31.3 million related to net operating loss carryforwards less $0.4 million related to other temporary differences), was offset by applying a valuation allowance resulting in a net deferred tax asset at April 30, 2002, of $0. Of the net operating loss carryforwards, $12.8 million were incurred in the United States and $14.7 million were incurred in Sweden. The net operating loss carryforwards, of which substantially all were incurred after April 30, 1998, may be carried forward to offset future income up to 15 years in the United States and indefinitely in Sweden.

9.  Accrued Expenses and Other Current Liabilities
                                                             April 30,
                                                       2002             2001
                                                          (in thousands)
Accrued purchases .........................          $ 1,586          $ 2,274
Project reserves...........................               63              148
Accrued consultancy .......................              293              645
Accrued restructuring costs (See Note 16)..               --            1,355
Accrued pension taxes .....................              588              588
Short-term portion pension liability.......              584               --
Value-added tax ...........................              225              374
Employee withholding taxes ................              470              580
Fair value provision for put option .......            1,620            1,384
Option premium expense.....................              251               --
Other......................................              456              723
                                                     -------          -------
                                                     $ 6,136          $ 8,071
                                                     =======          =======

Short-term portion of pension liability relates to a scheduled reduction of pension debt by paying premiums and transferring employees from the pension plan administered by Swedish PRI authority to the Swedish National Pension Organization plan administered by Alecta (see note 11). The pension debt will be reduced each year going forward by approximately the same amount for the next four years.

During November, 2000, the Company entered into a hedge transaction with a Bank to offset potential Swedish social security fee liability upon exercise of stock options by employees living in Sweden. The arrangement involved the issuance by the Bank of a call to the Company settleable in cash, which the Bank elected to cover by purchasing shares of the Company's Common Stock.
The Company offset a portion of the cost of the call by issuing to the Bank a right to put shares of Company Common Stock to the Company. Gain or loss to the Company on the closing of the transaction will be realized based upon the increase or decrease in the price of the Company's Common Stock. As a result of the decline in the value of the Company Common Stock, as of April 30, 2002, and April 30, 2001 the Company has a provision for the decline in fair value recorded in its books relating to the put issued to the Bank amounting to $1.6 million and $1.4 million, respectively. Adjustments to this provision to reflect movements in the Company's Common Stock price have resulted in non-operating charges in fiscal year 2002 and fiscal year 2001 of $0.2 million and $1.4 million. The provision is reviewed quarterly and adjusted to reflect the underlying Common Stock value and will be reversed in full if the price of the Common Stock reaches $4.536 per share, which is the exercise price of the put. On April 30, 2002, and on April 30, 2001, the exercise price of the call option ($4.536) used to hedge potential Swedish social security fees was above the market price of the Company's Common Stock. Since there was no active market for these types of options, the value of the call option was limited to a calculated option premium, which was offset in the financial statements by the corresponding premium on the put option. The original net premium of $50,000 will be amortized over the 5-year term of the options. The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. It is anticipated that the hedge transaction will be open for several years. As part of that transaction, the Company deposited $2.1 million with the Bank and recorded a non-current asset in that amount.

10.  Accrued Payroll and Employee Benefits
                                                             April 30,
                                                       2002             2001
                                                          (in thousands)
Accrued commissions .......................           $   79           $  398
Accrued payroll taxes .....................              398              977
Accrued vacation pay ......................            1,807            1,571
Accrued salaries and bonus ................            1,118            1,398
Accrued restructuring costs (see Note 16)..               --            2,256
Accrued severance costs....................              439               --
Accrued pension expenses ..................              529              703
Debt for ESPP .............................               17              145
Other .....................................              175              147
                                                      ------           ------
                                                      $4,562           $7,595
                                                      ======           ======

In fiscal year 2002 an accrual was made for extra costs associated with employee terminations and severance in the Company's subsidiary, Abalon AB, amounting to $812,000.

11. Employee Benefit Plans

The Company provides retirement benefits for substantially all employees in the United States and in foreign locations. In the U.S., the U.K., and the Netherlands, the Company sponsors defined contribution plans. In addition, IMAB has a supplemental defined contribution plan for certain key management employees.

IMIC's Swedish subsidiary, IMAB, participates in several pension plans (non-contributory for employees), which cover substantially all employees of its Swedish operations. The plans are in accordance with a nationally-agreed standard plan, the ITP Plan, and administered by a national organization, Pensionsregistreringsinstitutet ("PRI"). The level of benefits and actuarial assumptions are calculated and established by the national organization and, accordingly, IMAB may not change benefit levels or actuarial assumptions.
The Company accounts for pensions in accordance with SFAS No. 87, "Employers' Accounting for Pensions". In March 2001, IMAB amended its financing of these plans from financing via corporate assets to financing via premiums paid to Alecta (formerly SPP), the Swedish National Pension Organization. The pension book reserve will, in the future, only increase with an interest component. IMAB has provided a guaranty to Forsakringsbolaget Pensions Garanti ("FPG"), a third party guarantor of pension liabilities, in the amount of $650,000. This guaranty is in the form of a collateralized bank deposit of the same amount and is recorded as a non-current asset. During the year ended April 30, 2002 IMAB has amortized its liability by $321,000. It is expected that IMAB will continue to amortize its remaining liability by approximately $650,000 per year for the next four years.

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

                                                       Year Ended April 30,
                                                     2002      2001      2000
                                                          (in thousands)

Service cost ..................................      $ --      $337      $489
Interest cost .................................       168       167       142
Amortization of actuarial net loss ............         2         8         8
Amortization of transition obligation .........        --         2         3
                                                     ----      ----      ----
Net periodic benefit cost .....................      $170      $514      $642
                                                     ====      ====      ====

The following table sets forth the change in the benefit obligation for IMAB's defined benefit plan in Sweden:

                                                              April 30,
                                                         2002          2001
                                                           (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year ....    $  3,047      $ 3,094
Service cost ......................................          --          337
Interest cost .....................................         168          167
Actuarial (gain) loss .............................         322           --
Benefits paid .....................................          (7)         (19)
Settlement.........................................        (313)          --
Effect of foreign currency exchange rates .........         (47)        (532)
                                                        -------      -------
Benefit obligation at end of fiscal year ..........     $ 3,170      $ 3,047
                                                        =======      =======

The following table shows the plan's funded status and amounts recognized in the consolidated balance sheet:
                                                              April 30,
                                                          2002         2001
                                                           (in thousands)
Actuarial present value of benefit obligation:
Funded status ..................................     $ (3,170)      $(3,047)
Unrecognized actuarial loss ....................          373           159
Unrecognized transition obligation .............            4             8
                                                       ------        ------
                                                     $ (2,793)      $(2,880)

Out of which long-term liability................       (2,240)       (2,880)
Out of which short-term liability ..............         (553)           --
                                                      =======        =======

The following assumptions were used to determine the IMAB's obligation under the Swedish plan:

                                               Years Ended April 30,
                                          2002           2001          2000
Discount rate ..................          5.75%          5.75%         5.75%
Salary increase ................          3.00%          3.00%         3.00%
Inflation ......................          2.00%          2.00%         2.00%

Defined Contribution Plans

Contributions by the Company relating to its defined contribution plans for the years ended April 30, 2002, 2001, and 2000 were $2,493,000 $2,606,000, and $2,051,000, respectively. In fiscal years 2002 and 2001, the Company received refunds from the Swedish National Pension Organization, Alecta, amounting to $802,000 and $639,000, respectively. These refunds were related to an overfunding of the pension plans administered by Alecta in earlier years. Alecta was required by the Swedish Government to return the overfunded portion of these funds to the contributing employers.

12.  Stockholders' Equity and Number of Share Information

IMIC's Amended and Restated Certificate of Incorporation as in effect on April 30, 2002, authorizes (i) 15,000,000 shares of preferred stock ("Preferred Stock") with a par value of $0.01 and (ii) 75,000,000 shares of Common Stock with a par value of $0.01 of which 12,500,000 shares have been designated as Class B Common Stock. No shares of Preferred Stock or Class B Common Stock were outstanding at April 30, 2002.

As of April 30, 2002, 2001, and 2000, total stockholders' equity includes an amount of SEK 40,800,000 (approximately U.S. $4,000,000) in IMAB which is restricted as to usage according to Swedish Company Law. The amount only can be used to cover a net deficit, for an increase in share capital, or for other uses as agreed by the courts.

On January 31, 2002, the Company and the shareholders concerned cancelled purchases aggregating 432,000 shares of Common Stock. Accordingly, the number of shares outstanding and the related notes receivable from shareholders have been adjusted.

There have not been any repurchases of Common Stock during the years ended April 30, 2002, 2001, and 2000.

Share Information

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

                                                 Year Ended April 30,
                                            2002         2001         2000
Weighted average shares outstanding ..   32,198,401   31,985,991   31,671,870
Effect of dilutive stock options .....           --           --           --
                                         ----------   ----------   ----------
Adjusted weighted average shares
outstanding assuming dilution ........   32,198,401   31,985,991   31,671,870
                                         ==========   ==========   ==========

13. Stock Compensation Plans

Stock Option Plans

In May 1995, IMIC adopted the Industri-Matematik International Corp. Stock Option Plan ("1995 Plan"), and in October, 1998, IMIC adopted the Industri-Matematik International Corp. 1998 Stock Option Plan ("1998 Plan")(the 1995 Plan and 1998 Plan, collectively, "U.S. Plans"). The U.S. Plans provide for grants of incentive stock options to key employees (including officers and employee directors) of the Company and non-incentive stock options to key employees and members of IMIC's Board of Directors, consultants, and other advisors of the Company who are not employees. The maximum term for either form of option is ten years, and the options which have been granted have had vesting periods of three to five years. A total of 3,000,000 shares of Common Stock were reserved for future issuance under the 1995 Plan, of which 2,244,500 were available for grant as of April 30, 2002, and a total of 3,000,000 shares of Common Stock were reserved for future issuance under the 1998 Plan and in August, 2000, by an additional 1,000,000 shares. Of the total of 4,000,000 shares reserved for issuance under the 1998 Plan, 1,118,500 were available for grant as of April 30, 2002.

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

The following is a summary of option transactions and exercise prices as it relates to the U.S. Plans:
                                                                 Weighted
                                                                  Average
                                  Options     Price per option Exercise Price

Outstanding at April 30, 1999    3,176,498      $2.00 - $ 26.38     $ 6.30
                                 ---------
     Granted..............       1,510,700      $1.91 - $ 12.25     $ 3.34
     Exercised............         (99,597)     $2.00 - $ 11.06     $ 3.54
     Terminated...........        (602,751)     $1.91 - $ 20.38     $ 6.12
                                 ---------
Outstanding at April 30, 2000    3,984,850      $1.91 - $ 26.38     $ 5.27
                                 ---------
     Granted..............         270,500      $1.72 - $  3.50     $ 2.24
     Exercised............        (151,900)     $1.91 - $  4.00     $ 2.03
     Terminated...........        (914,000)     $1.91 - $ 20.38     $ 4.61
                                 ---------
Outstanding at April 30, 2001    3,189,450      $1.72 - $ 26.38     $ 5.31
                                 ---------
     Granted..............       1,753,500      $0.65 - $  1.15     $ 0.96
     Exercised............            (0,0)     $0.00 - $  0.00     $ 0.00
     Terminated...........      (1,305,950)     $1.00 - $ 26.38     $ 8.29
                                 ---------
Outstanding at April 30, 2002    3,637,000      $0.65 - $ 26.38     $ 2.91
                                 ---------
Vested at April 30, 2002         1,412,925      $0.65 - $ 26.38     $ 4.12
                                 =========

The following table summarizes information concerning outstanding and exercisable options as of April 30, 2002.



                                         Options Outstanding
                           -----------------------------------------
                                     Weighted Average                     Options Exercisable
                          -----------------------------------------   -------------------------
                                                                                      Weighted
                           Number of  Remaining Life                    Number of      Average
Range of Exercise Prices     Options       (Years)     Exercise Price     Options   Exercise Price
--------------------------   ---------  --------------  --------------   ---------  --------------
    $  0.65 - $ 4.00        2,789,500          8.6         $ 1.74          868,125     $ 2.33
    $  5.06 - $ 6.00          728,000          6.4         $ 5.97          436,800     $ 5.97
    $  7.88 - $ 9.00           74,000          4.3         $ 9.00           74,000     $ 9.00
    $ 11.06 - $15.38           40,500          5.7         $13.97           30,000     $10.45
    $ 22.25 - $26.38            5,000          5.8         $26.38            4,000     $26.38
- ----------------------   ----------        -----        -------        ---------     ------
    $  0.65 - $26.38        3,637,000          8.0         $ 2.9         1,412,925     $ 4.04
                            =========                                    =========



Transferable Stock Option Plans

In October, 2000, the Company instituted a Transferable Stock Option Plan ("Swedish Plan") which supplements the U.S. Plans for the benefit of selected employees subject to Swedish income taxation. Pursuant to the Swedish Plan, options may be sold to employees giving them the right to purchase shares of Company Common Stock at a purchase price equal to the market value on the Common Stock on the date of sale of the option. The purchase price for the option will be its fair market value on the date of sale. The options are transferable, and if an employee owning an option terminates his employment with the Company, the Company has the right to repurchase his options at their then market value, or if the options are not publicly traded, at the original purchase price plus interest. A total of 500,000 shares were reserved for issuance under the Swedish Plan, all of which were available for grant as of April 30, 2002.

In May, 2001, the Company instituted a Transferable Stock Option Plan ("Swedish Plan") for Abalon AB, a wholly owned subsidiary to Industri-Matematik International. The Plan is for the benefit of selected employees subject to Swedish income taxation. Pursuant to the Abalon Swedish Plan, options may be sold to employees giving them the right to purchase shares of Abalon AB Common Stock at a purchase price equal to the market value on the Common Stock on the date of sale of the option. The purchase price for the option will be its fair market value on the date of sale. The options are transferable, and if an employee owning an option terminates his employment with the Company, the Company has the right to repurchase his options at their then market value, or if the options are not publicly traded, at the original purchase price plus interest. At April 30, 2002 there were 310,000 Abalon AB options outstanding representing 3% of the subsidiaries outstanding common stock. The plan provides for the possibility to issue up to 20% of the subsidiaries outstanding common stock.

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

No shares were sold in fiscal 2002, 2001, or 2000.

Under the terms of the Restricted Stock Program, SFC has an option to repurchase the shares issued to each employee provided it pays an annual option premium. The exercise price to be paid by SFC upon exercise of a purchase option is the fair market value, provided that if the option to purchase is exercised prior to the end of a stated period, then the exercise price is the initial purchase price for a percentage of the shares after the first anniversary of the option agreement, generally decreasing by 20% each subsequent year and the exercise price for the balance of the shares is fair market value. The annual option premium paid by SFC is at a rate substantially equal to the interest due on the non-recourse promissory note. If it exercises an option, SFC has the right and obligation to apply against the payment of any principal due on the employee's promissory note any amounts payable by SFC to the recipient of the shares as the exercise price under the Option Agreement. The individual employee has no personal obligation under the note; liability is limited to the shares sold. During fiscal 2000, pursuant to the foregoing provisions, a former employee sold the shares he acquired and applied the proceeds to his note, and the balance of the note was cancelled. During fiscal 2002, one former employee and the current employees terminated their interest in 432,000 shares and the related notes were cancelled.

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

On January 31, 2002, the Company and the shareholders concerned canceled purchases aggregating 432,000 shares of Common Stock. Accordingly, the number of shares outstanding and the related notes receivable from shareholders have been adjusted. As of April 30, 2002, 634,995 shares sold pursuant to the Restricted Stock Program, with respect to which the related non-recourse promissory notes remained unpaid, were outstanding.

Employee Stock Purchase Plan

Effective February 26, 1997, IMIC adopted the Industri-Matematik International Corp. 1997 Employee Stock Purchase Plan ("ESPP") to provide eligible employees an opportunity to purchase shares of IMIC Common Stock at a discount from market value through payroll deductions and other contributions. 600,000 shares were reserved for purchase pursuant to the ESPP, in December, 1998, and May, 2000, respectively. The ESPP establishes purchase periods of up to 23 months and two 6-month accrual periods per calendar year commencing each January 1 and July 1. On the last day of each accrual period, participant account balances are used to purchase shares of Common Stock at the lesser of 85% of the fair market value of the Common Stock on such date or on the first day of the purchase period. No participant may purchase more than 500 shares in any accrual period or shares having a value in excess of $21,250 in any calendar year. Employees purchased 103,038 and 284,756 shares at an average price of $1.47 and $2.09 per share under the ESPP during the years ended April 30, 2002 and 2001, respectively.

Pro Forma Net Income in accordance with SFAS No. 123.

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

                                                Year ended April 30,
                                              2002        2001         2000
                                        (in thousands, except per share data)
Net loss                   As reported..    $(6,602)   $(35,251)    $(22,799)
                           Pro forma....     (6,438)    (39,883)     (27,881)

Net loss per share         As reported..   $  (0.20)   $  (1.10)    $  (0.72)
                           Pro forma....      (0.20)      (1.25)       (0.88)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the years ended April 30, 2002, 2001, and 2000:
                                                  Year Ended April 30,
                                            2002          2001         2000

Expected term .....................            5             5            5
Volatility factor .................        101.0%        100.0%        90.0%
Risk-free interest rate ...........         4.47%         5.21%        5.95%
Dividend yield ....................         0.00%         0.00%        0.00%
Fair value ........................       $ 0.74        $ 1.73       $ 2.44

Shares issued under the ESPP were valued at the difference between the market value of the stock and the discounted purchase price of the shares on the date of purchase. The date of grant and the date of purchase coincide for this plan.

The weighted average fair value of shares issues to employees under the ESPP was $0.49, $0.68, and $0.67 during the years ended April 30, 2002, 2001, and 2000, respectively.

14.  Commitments and Contingencies

Operating leases

The Company leases office facilities and certain office equipment under various non-cancelable operating lease agreements. Aggregate future minimum lease payments under non-cancelable operating leases are as follows as of April 30, 2002:
                                                    Future minimum payments
Year Ending April 30,                                  on operating leases
                                                          (in thousands)
2003...............................................         $  4,866
2004...............................................            4,627
2005 ..............................................            1,658
2006...............................................              747
2007...............................................              584
Thereafter.........................................            3,494
                                                            --------
Total future minimum lease payments                         $ 15,976
                                                            ========

Total rent expense under the leases was $5,558,000, $5,371,000, $7,904,000 for the years ended April 30, 2002, 2001, and 2000, respectively.

The Company is liable to pay social fees on the gains in connection with the exercise of the Company's stock options by it's employees in Sweden. The amount of the future liability is dependent upon the number of options exercised and the market price. Social fees in Sweden are approximately 33 percent. To offset this potential liability, during November, 2000, the Company entered into a hedge transaction (see note 9).

During the year ended April 30, 2002 IMAB has amortized its liability under the nationally-agreed standard pension plan, the ITP Plan, administered by a national organization, Pensionsregistreringsinstitutet ("PRI"). The liability was reduced by $321,000. It is expected that IMAB will continue to amortize its remaining liability by approximately $650,000 per year for the next four years.

Litigation

In February, 1999, a class action lawsuit was commenced by service of a complaint against the Company, certain of its officers, directors, and controlling shareholders who sold shares of Common Stock during the class period, and its underwriters claiming violations of the Federal securities laws. The complaint was dismissed, but the plaintiff had the right and did serve a new complaint. A motion to dismiss the second complaint has been submitted. No answer to either complaint was filed. While management believes this action to be without merit, an unfavorable outcome in the class or any other action which may be brought against the Company may have a material adverse affect upon the Company's business, operating results, and financial condition. In fiscal 2002, the Company obtained an arbitration award against a former customer (subsequently reduced to judgment). The collectibility of the judgment is doubtful.

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

The table below presents information about the Company's reportable segments:

                                                   Year Ended April 30,
                                              2002         2001        2000
                                                     (in thousands)
Revenues:
     United States .....................   $ 19,974     $ 28,220    $ 28,859
     Nordic ............................     24,214       28,383      32,083
     United Kingdom ....................      6,658        6,316       6,051
     Netherlands .......................      5,771        7,325       5,159
     Other Europe.......................         --           --         346
     Australia .........................        637        1,194       2,198
     Intercompany ......................     (2,845)      (2,744)       (137)
     Corporate .........................        871          661         466
                                           --------     --------    --------
     Total revenues                        $ 55,280     $ 69,355    $ 75,025
                                           ========     ========    ========

Included in the revenues for Nordic, for the years ended April 30, 2002, 2001 and 2000 respectively, $1,804,000, $1,927,000 and $137,000 were revenues earned from other companies within the group ("Intercompany"). Included in the revenues for United Kingdom, for the years ended April 30, 2002, 2001 and 2000 respectively, $1,026,000, $723,000 and $0 were revenues earned from other companies within the group ("Intercompany"). Included in the revenues for various countries, for the years ended April 30, 2002, 2001 and 2000 respectively, $15,000 $94,000 and $0 were revenues earned from other companies within the group ("Intercompany"). Various countries consists of Netherlands, Australia, United States and Other Europe.

Loss from operations:
     United States .....................   $  1,602     $  7,795    $  4,371
     Nordic ............................      2,244        2,039       3,275
     United Kingdom ....................      1,304            1      (1,011)
     Netherlands .......................        279        1,918         775
     Other Europe ......................         (1)        (160)       (823)
     Australia .........................         22         (228)        634
     Canada ............................         (3)          (3)        (24)
     Intercompany ......................        (64)      (2,072)       (252)
     Corporate .........................    (12,651)     (29,446)    (31,766)
                                           --------     --------    --------
     Total loss from operations            $ (7,268)    $(20,156)   $(24,821)
                                           ========     ========    ========

Geographic data for revenues based upon customer location and long-lived assets (which consist of non-current assets other than goodwill and other intangible assets) were as follows:

                                                   Year Ended April 30,
                                              2002         2001        2000
                                                    (in thousands)
Revenues:
     United States .....................   $ 17,311     $ 23,086    $ 26,650
     Nordic ............................     22,065       25,546      20,567
     United Kingdom ....................      5,225        6,657       6,749
     Netherlands .......................      5,953        6,561       5,634
     Other Europe ......................      1,440        1,218      10,464
     Asia/Pacific ......................        638        1,455       2,665
     Rest of Americas ..................      2,648        4,832       2,296
                                           --------     --------    --------
     Total revenues                        $ 55,280     $ 69,355    $ 75,025
                                           ========     ========    ========

Long-lived assets:
     United States .....................    $   885     $ 1,732     $  2,673
     Nordic ............................      1,770       2,387        2,867
     United Kingdom ....................        346         410          574
     Netherlands .......................        116         158          208
     Other Europe.......................         --          --          137
     Australia .........................         18          66          136
                                           --------    --------     --------
     Total long-lived assets                $ 3,135     $ 4,753     $  6,595
                                           ========    ========     ========

Major customers

For the year ended April 30, 2002, the Company had one single customer, Sherwin Williams, representing 10.4% of total revenues. For the years ended April 30, 2001, and 2000, the Company had no single customer with sales comprising more than 10% of total revenues.

16.  Restructuring
In April, 2001, in order to reduce costs and increase efficiency, the Company announced a reorganization of its operations into four regional units each made up of sales, services, support, and operations staff. In connection with the reorganization, the Company recorded a restructuring charge of $5.4 million consisting primarily of employee severance costs, lease termination expenses, and write-downs of certain property and equipment, of which $1.5 million was utilized by April 30, 2001, and the balance utilized during the fiscal year ended April 30, 2002. The components of the charge included, in thousands:

                                        Sweden      United States       Total
                                        ------      -------------       -----
Severance benefits                      $2,431          $366           $2,797
Lease obligations and terminations       1,057            --            1,057
Write-down on fixed assets               1,490            --            1,490
Other                                       47            --               47
                                        ------          ----           ------
Total restructuring charge              $5,025          $366           $5,391
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

The following table presents the components of the accrual at April 30, 2001 (in thousands), restructuring activity relating to the fiscal 2001 restructuring through April 30, 2002, and the remaining accrual at April 30, 2002:

                            Accrual                             Accrual
                             as of    Utilization                as of
                            April 30,      of       Currency    April 30,
                              2001       accrual     effect       2002
                            -------   ----------   ---------   --------
Severance benefits          $ 2,621   $  (2,550)   $    (71)   $      0
Lease obligations
  and terminations              990        (958)        (32)          0
Other                            47         (47)                      0
                            -------   ----------   ---------   --------
Total                       $ 3,658   $  (3,555)   $   (103)   $      0
                            =======   ==========   =========   ========



17.  Quarterly Information (Unaudited)

Summarized quarterly consolidated financial information for 2002 and 2001 is as follows:





                                                           Quarter Ended
                                 July 31,  Oct. 31,  Jan. 31,    April 30,  July 31,   Oct. 31,   Jan. 31,    April 30,
                                  2001       2001      2002        2002       2000       2000       2001        2001
                                                      (in thousands, except per share data)
Total revenues                 $ 13,488   $ 15,349   $ 13,850   $ 12,593   $ 16,993  $ 18,487     $15,390    $18,485
Gross profit                      5,024      6,632      5,581      4,931      7,396     8,820       6,086      7,822
Net income (loss)                (1,445)      (796)    (1,380)    (2,981)    (3,481)     (650)     (4,254)   (26,866)
Earnings per Share                (0.05)     (0.02)     (0.04)     (0.09)     (0.11)    (0.02)      (0.13)     (0.84)
Weighted average number
  of shares                      32,303     32,303     32,309     31,877     31,931    31,974      32,020     32,020



                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INDUSTRI-MATEMATIK INTERNATIONAL CORP.


July 29, 2002                 By: /s/ LIN JOHNSTONE
                                 ------------------------------------
                                 Lin Johnstone, President and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 29, 2002                        /s/ LIN JOHNSTONE
                                     ---------------------------------------
                                     Lin Johnstone, Principal
                                     Executive Officer

July 29, 2002                        /s/ KARL ASP
                                     ---------------------------------------
                                     Karl Asp, Principal
                                     Financial and Accounting
                                     Officer

July 29, 2002                        /s/ JEFFREY A. HARRIS
                                     ---------------------------------------
                                     Jeffrey A. Harris, Director


July 29, 2002                        /s/ WILLIAM H. JANEWAY
                                     ---------------------------------------
                                     William H. Janeway, Director


July 29, 2002                        /s/ TERJE LAUGERUD
                                     ---------------------------------------
                                     TERJE LAUGERUD, Director


July 29, 2002                        /s/ MARTIN LEIMDORFER
                                     ---------------------------------------
                                     Martin Leimdorfer, Director


July 29, 2002                        /s/ GEOFF W. SQUIRE
                                     ---------------------------------------
                                     Geoff W. Squire, Director