Form 10-K/A
period 2002-04-30
INDUSTRI MATEMATIK INTERNATIONAL CORP
filed 2002-07-30
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K

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






This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Amendment No. 1 to Form 10-K regarding the prospects of the Company's industry and its prospects, plans, financial position and business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe," or "continue" or the negatives or variations of these terms or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. All forward-looking statements contained in this Amendment No. 1 to Form 10-K are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from the Company's expectations include, among others:

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

The forward-looking statements included herein are made only as of the date of this Amendment No. 1 to Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. All forward-looking statements contained in this Amendment No. 1 to Form 10-K are qualified by reference to this cautionary statement.


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

As of July 25, 2002, there were 123 shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

DIVIDEND POLICY

The Company has never declared or paid any dividends on its Common Stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this Amendment No. 1 to Form 10-K and the Consolidated Financial Statements and Notes thereto and the other financial information included in Item 14 of this Amendment No. 1 to Form 10-K. The selected consolidated financial data set forth below for the Company as of April 30, 2002, and April 30, 2001, and for each of the three years in the period ended April 30, 2002, are derived from audited financial statements included elsewhere in this Report.




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

      Schedules other than the one listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto contained in this Amendment No. 1 to Annual Report on Form 10-K.

     (c) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this Amendment No. 1 to Annual Report on Form 10-K.

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

                              INDUSTRI-MATEMATIK INTERNATIONAL CORP.


July 30, 2002                 By: /s/ LIN JOHNSTONE
                                 ------------------------------------
                                 Lin Johnstone, President and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 30, 2002                        /s/ LIN JOHNSTONE
                                     ---------------------------------------
                                     Lin Johnstone, Principal
                                     Executive Officer

July 30, 2002                        /s/ KARL ASP
                                     ---------------------------------------
                                     Karl Asp, Principal
                                     Financial and Accounting
                                     Officer

July 30, 2002                        /s/ JEFFREY A. HARRIS
                                     ---------------------------------------
                                     Jeffrey A. Harris, Director


July 30, 2002                        /s/ WILLIAM H. JANEWAY
                                     ---------------------------------------
                                     William H. Janeway, Director


July 30, 2002                        /s/ TERJE LAUGERUD
                                     ---------------------------------------
                                     TERJE LAUGERUD, Director


July 30, 2002                        /s/ MARTIN LEIMDORFER
                                     ---------------------------------------
                                     Martin Leimdorfer, Director


July 30, 2002                        /s/ GEOFF W. SQUIRE
                                     ---------------------------------------
                                     Geoff W. Squire, Director