Form 10-Q
period 2002-07-31
INDUSTRI MATEMATIK INTERNATIONAL CORP
filed 2002-10-04
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 2002

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

Class:                                   Outstanding July 31, 2002:

Common Stock ($.01 par value)                    31,945,303 shares







PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
             (in thousands, except share and per share data)

                                              07/31/02       04/30/02
                                            -----------     -----------
                                            (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents               $  15,036       $ 16,422
    Accounts receivable, less allowance
      for doubtful accounts of $1,059
      and $1,058 at July 31, 2002, and
      April 30, 2002, respectively              6,329          7,953
    Accrued income                              1,299          2,218
    Prepaid expenses                            1,832          1,691
    Other current assets                          335            384
                                               ------         ------
          Total current assets                 24,831         28,668
                                               ------         ------
Non-current assets:
     Property and equipment, net                3,082          3,135
     Goodwill and other intangible assets       3,095          2,989
     Long-term cash deposit                     2,858          2,728
     Other non-current assets                     901            889
                                               ------         ------
          Total non-current assets              9,936          9,741
                                               ------         ------
     Total assets                            $ 34,767       $ 38,409
                                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                          1,153          1,341
     Accrued expenses and other
       current liabilities                     6,134          6,136
     Accrued payroll and employee benefits     5,088          4,562
     Deferred revenue                          5,000          5,148
                                              ------         ------
          Total current liabilities           17,375         17,187
                                              ------         ------
Long-term liabilities:
     Accrued pension liability                 2,322          2,093
     Other long-term liabilities                 153            153
                                              ------         ------
     Total long-term liabilities               2,475          2,246
                                              ------         ------
           Total liabilities                  19,850         19,433
                                              ------         ------
Stockholders' equity:
    Common Stock; voting, $.01 par value;
     75,000,000 shares authorized;
     31,945,303 and 31,945,303 shares
     issued and outstanding at
     July 31, 2002 and April 30,
     2002, respectively                          320            319
    Additional paid-in capital               120,860        120,849
    Accumulated deficit                      (99,046)       (94,623)
    Accumulated other comprehensive loss      (5,862)        (6,214)
    Notes receivable from stockholders        (1,355)        (1,355)
                                             -------        -------
       Total stockholders' equity             14,917         18,976
                                             -------        -------
Total liabilities and stockholders' equity  $ 34,767       $ 38,409
                                             =======        =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)

                                                Three Months Ended
                                             7/31/02           7/31/01
                                       ---------------   ----------------

Revenues:
    Licenses                                $    277          $    643
    Services and maintenance                   9,825            12,187
    Other                                        353               658
                                             -------           -------
      Total revenues                          10,455            13,488
                                             -------           -------
Cost of revenues:
    Licenses                                     160                16
    Services and maintenance                   6,647             8,285
    Other                                        233               164
                                             -------           -------
      Total cost of revenues                   7,040             8,465
                                             -------           -------
      Gross profit                             3,415             5,023
                                             -------           -------
Operating expenses:
    Product development                        2,504             2,493
    Sales and marketing                        2,359             2,163
    General and administrative                 2,814             1,855
    Amortization of goodwill and
        other intangible assets                   --               185
                                             -------           -------
      Total operating expenses                 7,677             6,696
                                             -------           -------
Loss from operations                          (4,262)           (1,673)
                                             -------           -------
Other income (expense):
    Interest income                              116               245
    Miscellaneous expense, net                  (277)              (17)
                                             -------           -------
Loss before income taxes                      (4,423)           (1,445)
                                             -------           -------

Net loss                                      (4,423)           (1,445)
                                             =======           =======

Net loss per share - basic                   $ (0.14)          $ (0.05)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.14)          $ (0.05)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.




                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                               (in thousands)


                                                    Three Months Ended
                                                  7/31/02         7/31/01
                                               -----------     -----------

Cash flows from operating activities:
Net loss                                         $ (4,423)       $ (1,445)

Adjustments to reconcile net loss
to net cash used in operating activities:
    Depreciation and amortization                     401             783
    Provision for doubtful accounts                    --              (6)
    Loss on disposal of property and equipment         --              (1)
    Write-down on property and equipment               --             131
Changes in operating assets and liabilities:
        Accounts receivable                         2,088           1,803
        Contract receivables and
          prepaid expenses                          1,057            (328)
        Income taxes receivable                         3             (95)
        Other assets                                  179              12
        Accounts payable                             (271)           (274)
        Accrued expenses and other
          current liabilities                        (472)         (1,201)
        Accrued payroll, employee benefits
          and deferred revenue                       (203)         (3,567)
        Accrued pension liability                      26             (21)
                                                ---------       ---------
Net cash used in
    operating activities                           (1,615)         (4,209)
                                                =========       =========

Cash flows from investing activities:
      Proceeds from sale of short-term
        investments                                    --          12,866
      Additions to property and equipment            (181)           (103)
      Payments for subsidiaries                       (50)             --
                                                ---------       ---------
Net cash flows provided by (used in)
  investing activities                               (231)         12,763
                                                =========       =========
Cash flows from financing activities:
      Issuance of Common Stock                         --             136
      Other                                            23              23
                                                ---------       ---------
Net cash flows provided
  by (used in) financing activities                    23             159
                                                =========       =========

Translation differences on cash and
 cash equivalents                                     437            (129)
                                                ---------       ---------
Net increase (decrease)in cash and cash
 equivalents                                     $ (1,386)       $  8,584
                                                =========       =========

Cash and cash equivalents at beginning
 of period                                       $ 16,422        $ 12,704
Cash and cash equivalents at end                ---------       ---------
 of period                                       $ 15,036        $ 21,288
                                                ---------       ---------

Supplemental disclosures of cash
 flow information:
Cash paid during the period for:
      Interest                                    $    --           $  --
      Income taxes                                $     4           $ 162

The accompanying notes are an integral part of the condensed consolidated financial statements.



                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



1.  Interim Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at July 31, 2002, and the results of operations and cash flows for the three months ended July 31, 2002, and 2001. The financial statements, which include a condensed consolidated balance sheet as at April 30, 2002, should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002. Results of operations and cash flows for the period ended July 31, 2002, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 2003, or any other future period.

2.  Comprehensive Loss

Total comprehensive loss was $(4,070,000) and $(1,764,000) for the three months ended July 31, 2002, and 2001, respectively. Total comprehensive loss includes net loss and currency translation adjustments.

3.  Net Loss per Share

Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." For each of the periods presented, net loss per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net loss per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share - assuming dilution for the three month periods ended July 31, 2002 and 2001, do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for the periods. There were 1,710,945 and 911,455 exercisable options outstanding as of July 31, 2002 and 2001, respectively.

For each of the periods presented, income available to common shareholders (the numerator) used in the computation of net loss per share was the same as the numerator used in the computation of net loss per share - assuming dilution. The following is a reconciliation of the denominators used in the computations of net loss per share and net loss per share - assuming dilution:




                               Three Months Ended
                                    July 31,
                             -----------------------
                                2002         2001
                             ---------     ---------

Weighted average
shares outstanding          31,952,654    32,048,918

Adjusted weighted
average shares
outstanding assuming
dilution                    31,952,654    32,048,918
                            ==========    ==========


4.  Goodwill

In June 2001, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS no. 142, "Goodwill and Other Intangible Assets." SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. The Company adopted SFAS No. 141 effective July 1, 2001 and adopted SFAS No. 142 effective May 1, 2002. The Company has completed the transitional impairment test of goodwill as of May 1, 2002, and no impairment was noted.

The following is a reconciliation of the net loss and loss per common share between the amounts reported by the Company and the adjusted amounts reflecting the new accounting requirements related to goodwill amortization for the periods presented:


                                        Three Months Ended
                                             July 31,
                                      -----------------------
                                         2002         2001
                                      ---------     ---------
                               (in thousands, except per share data)

Net loss as reported                  $  (4,423)    $  (1,445)
Add back goodwill
amortization, net of tax                     --           185
                                      ---------     ---------
Net loss as adjusted                  $  (4,423)    $  (1,260)

Net loss per share
as reported                           $  (0.14)     $   (0.05)

Net loss per share
as adjusted                           $  (0.14)     $   (0.04)


Investment in Goodwill

The changes in the carrying amount of goodwill for the three months ended July 31, 2002 and 2001, were as follows:



                                         Abalon AB     Others
                                         ========     =======
                                            (in thousands)

Beginning balance May 1, 2002            $  2,158     $   831
Additions                                      --          50
Impairment                                     --          --
Currency effect                                --          56
                                         --------     -------
Ending balance July 31 ,2002             $  2,158     $   937

Beginning balance May 1, 2001            $  2,698     $ 1,041
Additions                                      --          --
Amortization                                 (135)        (50)
Currency effect                                --         (26)
                                         --------     -------
Ending balance July 31, 2001             $  2,563     $   965

5.  Accrued Expenses and Other Current Liabilities



                                July 31, 2002         April 30, 2002
                                --------------         -------------
                                           (in thousands)

Accrued purchases                    $1,584               $1,586
Accrued consultancy                     186                  293
Accrued pension taxes                   807                  588
Short-term portion pension liability    637                  584
Value-added tax                          87                  225
Employee withholding taxes              484                  470
Fair value provision for put option   1,875                1,620
Option premium expense                   63                  251
Other                                   411                  519
                                     ------               ------
                                    $ 6,134              $ 6,136
                                     ======               ======


Hedge Transaction. In November, 2000, the Company entered into a hedge transaction with a Bank to offset potential Swedish social security fee liabilities which may result from the exercise of stock options by employees living in Sweden. The hedge transaction involved the issuance by the Bank of a call to the Company settleable in cash, which the Bank elected to cover by purchasing shares of the Company's Common Stock. The Company offset a portion of the cost of the call by issuing to the Bank a right to put shares of Company Common Stock to the Company. Gain or loss to the Company on the closing of the transaction will be realized based upon the increase or decrease in the price of the Company's Common Stock. In accordance with FAS 133 "Accounting for Derivative Instruments and Hedging Activities," the value of the put must be marked to market each reporting period and recorded in the Company's financial statements. As a result of the decline in the value of the Company Common Stock, the put is in a loss position and as such the Company has recorded a liability amounting to $1.9 million and $1.6 million, as of July 31, 2002, and April 30, 2002, respectively. Adjustments to fair value reflect movements in the Company's Common Stock price which have resulted in non-operating charges at July 31, 2002 of $0.1 million and at April 30, 2002 of $0.2 million. The provision is reviewed quarterly and adjusted to reflect the underlying Common Stock value and will be reversed in full if the price of the Common Stock reaches $4.536 per share, which is the exercise price of the put. On July 31, 2002 and on April 30, 2002, the exercise price of the call option ($4.536) used to hedge potential Swedish social security fees was above the market price of the Company's Common Stock. Since there was no active market for these types of options, the value of the call option was limited to a calculated option premium, which was offset in the financial statements by the corresponding premium on the put option. The original net premium of $50,000 is being amortized over the 5-year term of the options. The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. It is anticipated that the hedge transaction will be open for several years. As part of that transaction, the Company deposited $2.1 million with the Bank and recorded a non-current asset in that amount. If the instruments were settled as of July 31, 2002, $ 1.9 million liability representing the fair value of the put would be netted against the cash deposit of $2.1 million, yielding net proceeds of approximately $200,000.


6.  Accrued Payroll and Employee Benefits



                                 July 31, 2002     April 30, 2002
                                --------------      -------------
                                           (in thousands)

Accrued commissions                 $   58             $   79
Accrued payroll taxes                  366                398
Accrued vacation pay                 1,391              1,807
Accrued salaries and bonus           1,312              1,118
Accrued severance costs              1,170                439
Accrued pension expenses               529                529
Other                                  262                192
                                    ------             ------
                                    $5,088             $4,562
                                    ======             ======


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

The table below presents information about the Company's reportable segments:


                                                Three Months Ended
                                                     July 31,
                                                -------------------
                                                  2002         2001
                                                ------       ------
                                                   (in thousands)
Revenues:
     United States ........................   $  3,187     $  5,575
     Nordic ...............................      5,122        5,094
     United Kingdom .......................      1,240        1,229
     Netherlands ..........................      1,646        1,383
     Australia ............................        159          171
     Intercompany..........................       (670)        (494)
     Corporate ............................       (229)         530
                                              --------     --------
                                              $ 10,455     $ 13,488
                                              ========     ========

Included in the revenues for Nordic, for the quarters ended July 31, 2002, and 2001, were revenues of $418,000 and $494,000, respectively, earned from other companies within the group. Included in the revenues for United Kingdom, for the quarters ended July 31, 2002, and 2001, were revenues of $252,000, and $0, respectively, earned from other companies within the group.


                                                Three Months Ended
                                                     July 31,
                                                -------------------
                                                  2002         2001
                                                ------       ------
                                                   (in thousands)

Income (loss) from operations:
     United States ........................   $   (197)     $ 1,057
     Nordic ...............................        746          117
     United Kingdom .......................          1          155
     Netherlands ..........................        122           27
     Australia ............................         28            1
     Canada ...............................         --           (1)
     Intercompany .........................         14         (155)
     Corporate ............................     (4,976)      (2,874)
                                              --------     --------
                                              $ (4,262)    $ (1,673)
                                              ========     ========


8. New Accounting Pronouncements

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit Activity." SFAS No.
146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this Report generally. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, product demand and market acceptance risks, the effect of economic conditions particularly in its target markets, the impact of competitive products and pricing, delays in the introduction of new product enhancements, the success of the Company's restructuring program, hiring, training, and retaining employees, and risks associated with managing the Company's operations, as well as those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which are incorporated herein by reference. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.



OVERVIEW

The Company develops, markets, and supports client/server and Internet based application software that enables manufacturers, distributors, wholesalers, retailers, logistics service providers, and e-businesses to more effectively manage their supply chains and their customer relationships. Supply chain management encompasses the execution of multiple customer-focused order fulfillment processes, including order management, pricing and promotion, handling, sourcing, warehouse management, transportation management, service management, customer relationship management, and replenishment planning and coordination. The Company's software products monitor and manage events beyond the physical limitations of the enterprise and are designed to meet the complex fulfillment and customer service needs of distribution-intensive businesses. These products allow customers to leverage the value of their existing enterprise systems by integrating with legacy, new client/server, and new Internet based manufacturing, advanced planning, and financial management systems. The Company has a professional services organization and relationships with third-party technology vendors and system integrators that configure solutions for clients.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                                Three Months Ended
                                                     July 31,
                                                 2002        2001
                                                ------      ------
Revenues:
 Licenses .................................        2.6%        4.8%
 Services and maintenance .................       94.0        90.3
 Other ....................................        3.4         4.9
                                                ------      ------
  Total revenues ..........................      100.0       100.0

Cost of revenues:
  Licenses ................................        1.5         0.1
  Services and maintenance ................       63.6        61.4
  Other ...................................        2.2         1.2
                                                ------      ------
   Total cost of revenues .................       67.3        62.7
                                                ------      ------
   Gross profit ...........................       32.7        37.3
                                                ------      ------
Operating expenses:
 Product development ......................       24.0        18.5
 Sales and marketing ......................       22.6        16.0
 General and administrative ...............       26.9        13.8
 Amortization of goodwill and other intangibles     --         1.4
                                                ------      ------
  Total operating expenses ................       73.5        49.7
                                                ------      ------
Loss from operations .................           (40.8)      (12.4)

Other income (expense):
 Interest income ..........................        1.1         1.8
 Miscellaneous expense, net ...............       (2.6)       (0.1)
                                                ------      ------
Loss from continuing operations before
 income taxes .............................      (42.3)      (10.7)
                                                ------      ------
Net loss ..................................      (42.3%)     (10.7%)
                                                ========    ========


REVENUES

The Company's revenues consist of software license revenues, services and maintenance revenues, and other revenues. Software license revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, the fee is fixed and determinable, collectibility is probable, and the arrangement does not require significant customization of the software. Services revenue is recognized as the Company performs the services in accordance with the contract. Maintenance revenue is deferred and recognized ratably over the term of the agreement, generally one year. Other revenue is primarily related to the company's outsourcing business and is primarily services revenue. The Company derives substantially all of its revenues from services and maintenance related to its software.

Total revenues decreased 22.5% to $10.5 million in the quarter ended July 31, 2002, from $13.5 million in the quarter ended July 31, 2001. The Company's decline in revenues is largely due to weak general economic conditions and reduced IT spending that have reduced the number of licenses sold and, therefore, reduced the Company's revenues derived from services related to new license sales.

    SOFTWARE LICENSE REVENUES. Revenues from software licenses decreased 56.9% to $0.3 million in the quarter ended July 31, 2002, from $0.6 million in the quarter ended July 31, 2001.

    SERVICES AND MAINTENANCE REVENUES. Revenues from services and maintenance decreased 19.4% to $9.8 million in the quarter ended July 31, 2002, from $12.2 million in the quarter ended July 31, 2001. Services revenues for the quarter ended July 31, 2002 decreased by $2.3 million, or 28.7%, compared to the quarter ended July 31, 2001. Maintenance revenues for the quarter ended July 31, 2002 remained relatively unchanged compared to the quarter ended July 31, 2001. The decrease in services revenues is primarily due to a decrease in services revenue associated with implementation of the Company's software as a result of the reduced level of license sales. Services and maintenance revenues as a percentage of total revenues increased to 94.0% in the quarter ended July 31, 2002, from 90.3% in the quarter ended July 31, 2001.

    OTHER REVENUES. Other revenues decreased 46.4% to $353,000 in the quarter ended July 31, 2002, from $658,000 in the quarter ended July 31, 2001. Other revenues as a percentage of total revenues increased to 3.4% in the quarter ended July 31, 2002, from 4.9% in the quarter ended July 31, 2001. The decrease in other revenues was primarily due to a change in the reporting of $287,000 in sublease rental income. Beginning in fiscal year 2003, the Company has classified sublease rental income previously included on other revenues as a reduction to rent expense. Prior year amounts of $1.0 million have not been reclassified as the amounts were not considered to have a material effect on the Company's total revenues.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of the Company's software products and, occasionally, the cost of third-party complementary software that is licensed together with the Company's software without being embedded. In addition, cost of software license revenues may include royalty fees paid to partners that are directly related to license sales. Cost of software license revenues was $160,000 and $16,000 in the quarters ended July 31, 2002 and 2001, representing 57.8% and 2.5% of software license revenues, respectively. The increase in both absolute dollars and also in percentage, is primarily due to two factors: During the quarter ended July 31, 2002, the company sold licenses that required payment to a third-party provider. In addition, beginning in fiscal 2003, the Company is amortizing the cost for embedded software ratably over the year and not as a percentage of license revenue as it has done in the past.

    COST OF SERVICES AND MAINTENANCE REVENUES. Cost of services and maintenance revenues consists primarily of costs associated with consulting, implementation, and training services and the use by the Company of third-party consultants to perform implementation services for the Company's customers. Cost of services and maintenance revenues also includes the cost of providing software maintenance to customers, such as telephone hotline support.

    Cost of services and maintenance revenues was $6.6 million and $8.3 million in the quarters ended July 31, 2002, and 2001, representing 67.6% and 68.0% of services and maintenance revenues, respectively. The decrease in absolute dollar amounts was proportionate to the decrease in services and maintenance revenues.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the personnel costs and related expenses, including depreciation of third party hardware related to the outsourcing revenues. Cost of other revenues was $233,000 and $164,000 in the quarters ended July 31, 2002, and 2001, representing 66.0% and 24.9% of other revenues, respectively.

    PRODUCT DEVELOPMENT. Product development expenses, which are expensed as incurred, were $2.5 million each in the quarters ended July 31, 2002, and 2001, representing 24.0% and 18.5% of total revenues, respectively.

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $2.4 million and $2.2 million in the quarters ended July 31, 2002, and 2001, representing 22.6% and 16.0% of total revenues, respectively. Sales and marketing expenses as a percentage of total revenues increased primarily because of the decrease in total revenues.

    GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other services. General and administrative expenses were $2.8 million and $1.9 million in the quarters ended July 31, 2002, and 2001, representing 26.9% and 13.8% of total revenues, respectively. The increase in general and administrative expenses was primarily due to a one-time charge of $1.0 million for the cost associated with the change of Chief Executive Officer in July 2002. This amount will be paid out over the next two years in accordance with the contract.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangibles relates to the fiscal 1998 acquisition of Ceratina International AB, the fiscal 1999 acquisition of Abalon AB, and the fiscal 2001 acquisition of IMOY. Goodwill and other intangibles were amortized over a 5 to 10 year period. In April 2001, as a result of a decline in the value of the company's goodwill and intangible assets related to Abalon, based on projected discounted cash flows, the company took an additional $3.0 million write-down. Beginning with fiscal year 2003, in accordance with FAS 142 the Company will no longer amortize goodwill. The value of the company's goodwill assets will be assessed on an ongoing basis and any impairment in the value of goodwill assets will be written-down accordingly. The Company adopted SFAS No. 142 effective May 1, 2002. The Company has completed the transitional impairment test of goodwill as of May 1, 2002 and no impairment was noted.

     OTHER INCOME (EXPENSE). Other income (expense) is comprised of interest income, interest expenses, and miscellaneous income and expenses. Interest income was $116,000 and $245,000 in the quarters ended July 31, 2002, and 2001, representing 1.1% and 1.8% of total revenues, respectively. The decrease in interest income was primarily due to lower cash balances and a lower interest rate. In addition, during the quarter ended July 31, 2002 the Company reported $49,000 of interest income that related to prior periods in fiscal 2002. Miscellaneous expenses were $277,000 and $17,000 in the quarters ended July 31, 2002, and 2001, representing 2.6% and 0.1% of total revenues, respectively. The increase for Miscellaneous expenses in absolute dollar amounts is due to the change in the intrinsic value for the put option discussed in Note 5 to the unedited condensed consolidated financial statements contained in this report.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2002, the Company had $7.5 million of working capital, including $15.0 million in cash and cash equivalents, as compared to $11.5 million of working capital as of April 30, 2002, including $16.4 million in cash and cash equivalents. Accounts receivable, net of allowance for doubtful accounts, decreased to $6.3 million at July 31, 2002, from $8.0 million at April 30, 2002, and the average days' sales outstanding, including contract receivables, was 66 days for the quarter ended July 31, 2002, compared to 71 days in the same quarter last year. The allowance for doubtful accounts remained at $1.1 million at both July 31, 2002, and April 30, 2002. The decrease in accounts receivable in total dollars is attributable to the decrease in total revenues. The Company believes that existing cash and cash equivalent balances and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

To date, the Company has funded operations primarily through private sales of equity securities and an initial public offering of common stock in September 1996. At July 31, 2002, the Company had cash, and cash equivalents of $15.0 million. The net cash and cash equivalent usage during the quarter ending July 31, 2002 was $1.4 million. In April 2001, the Company implemented an organizational restructuring, staff reduction programs, and other measures to reduce cash usage and gain operational efficiencies. The Company realized some of the benefits of this program in fiscal 2002. In addition, the Company will continue to look for opportunities to make its operations more efficient. Based on the Company's operating budget and cash flow projections for fiscal 2003 the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond July 31, 2003. In the event that the Company should fail to meet its budget and cash flow targets, the Company believes that it has the ability to quickly scale back operations in order to conserve sufficient cash and cash equivalents to fund its operations beyond July 31, 2003. No assurance can be given that the Company will achieve its budget and cash flow targets and, whether or not such targets are met, that the Company will have sufficient cash and cash equivalents to fund its operations beyond July 31, 2003.

The Company has virtually no outstanding debt. The Company continues to evaluate possibilities to obtain additional financing through public or private equity offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to the Company's shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to the Company, if at all.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Except for the transaction referred to above under the heading "Hedge Transaction", the Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading of other purposes. As of July 31, 2002, the Company had no long-term investments.

As of July 31, 2002, the Company's cash and cash equivalents were $15.0 million, most of which were invested in money market funds. Due to the conservative nature of the Company's investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio.

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

Item 4.  CONTROLS AND PROCEDURES

There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer's and Chief Financial Officer's most recent evaluation.


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

         a.  Exhibits

              10.1. Employment Agreement dated August 5, 2002, between the Company and Lin Johnstone.

              10.2. Employment Agreement dated September 12, 2002, between the Company and Susan Salvesen.

              10.3. Employment Agreement dated July 27, 2001, among the Company, Industri-Matematik American Operations, Inc., and Stephen J. D'Angelo.

              99.1. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

              99.2. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

         b.  Reports on Form 8-K

              Current Report on Form 8-K dated July 29, 2002 (Items 5 & 7).




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.


                                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.



                                  BY: /s/ Lin Johnstone
                                      ---------------------------
                                      Lin Johnstone
                                      Principal Executive Officer



                                  BY: /s/ Susan Salvesen
                                      ---------------------------
                                      Susan Salvesen
                                      Principal Financial Officer


DATE: September 13, 2002


                                 CERTIFICATION

I, Lin Johnstone, President and Chief Executive Officer of Industri-Matematik International Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Industri-Matematik International Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


September 13, 2002                      By: /s/ Lin Johnstone
                                           -----------------------
                                            Lin Johnstone
                                            President and Chief
                                            Executive Officer



                                 CERTIFICATION

I, Susan Salvesen, Treasurer and Chief Financial Officer of Industri-Matematik International Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Industri-Matematik International Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


September 13, 2002                      By: /s/ Susan Salvesen
                                           -----------------------
                                            Susan Salvesen
                                            Treasurer and Chief
                                            Financial Officer