Form 10-Q
period 2002-10-31
INDUSTRI MATEMATIK INTERNATIONAL CORP
filed 2002-12-16
CIK 1016243

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 2002

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

Class:                                   Outstanding October 31, 2002:

Common Stock ($.01 par value)                    31,966,883 shares

                      PART I. - FINANCIAL INFORMATION

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                 (in thousands, except share and per share data)

                                              10/31/02        04/30/02
                                            -----------     -----------
                                            (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents               $  10,472       $ 16,422
    Accounts receivable, less allowance
      for doubtful accounts of $1,049
      and $1,058 at October 31, 2002, and
      April 30, 2002, respectively              8,337          7,953
    Accrued income                              2,314          2,218
    Prepaid expenses                            2,355          1,691
    Other current assets                          313            384
                                               ------         ------
          Total current assets                 23,791         28,668
                                               ------         ------
Non-current assets:
     Property and equipment, net                2,655          3,135
     Goodwill and other intangible assets       3,119          2,989
     Long-term cash deposit                     2,822          2,728
     Other non-current assets                     427            889
                                               ------         ------
          Total non-current assets              9,023          9,741
                                               ------         ------
     Total assets                            $ 32,814       $ 38,409
                                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                          1,748          1,341
     Accrued expenses and other
       current liabilities                     7,779          6,136
     Accrued payroll and employee benefits     7,180          4,562
     Deferred revenue                          5,004          5,148
                                              ------         ------
          Total current liabilities           21,711         17,187
                                              ------         ------
Long-term liabilities:
     Accrued pension liability                 1,990          2,093
     Other long-term liabilities                 113            153
                                              ------         ------
     Total long-term liabilities               2,103          2,246
                                              ------         ------
           Total liabilities                  23,814         19,433
                                              ------         ------
Stockholders' equity:
    Common Stock; voting, $.01 par value;
     75,000,000 shares authorized;
     31,966,883 and 31,945,303 shares
     issued and outstanding at
     October 31, 2002 and April 30,
     2002, respectively                          320            319
    Additional paid-in capital               120,860        120,849
    Accumulated deficit                     (104,802)       (94,623)
    Accumulated other comprehensive loss      (5,924)        (6,214)
    Notes receivable from stockholders        (1,454)        (1,355)
                                             -------        -------
       Total stockholders' equity              9,000         18,976
                                             -------        -------
Total liabilities and stockholders' equity  $ 32,814       $ 38,409
                                             =======        =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)


                                                Three Months Ended
                                             10/31/02         10/31/01
                                         -------------    --------------

Revenues:
    Licenses                                $    534          $  1,948
    Services and maintenance                  12,470            12,785
    Other                                        340               616
                                             -------           -------
      Total revenues                          13,344            15,349
                                             -------           -------
Cost of revenues:
    Licenses                                     158               120
    Services and maintenance                   6,984             8,294
    Other                                        146               303
                                             -------           -------
      Total cost of revenues                   7,288             8,717
                                             -------           -------
      Gross profit                             6,056             6,632
                                             -------           -------
Operating expenses:
    Product development                        3,296             2,838
    Sales and marketing                        2,404             2,540
    General and administrative                 2,169             1,830
    Amortization of goodwill and
        other intangible assets                   --               185
    Restructuring costs                        3,816                --
                                             -------           -------
      Total operating expenses                11,685             7,393
                                             -------           -------
Loss from operations                          (5,629)             (761)
                                             -------           -------
Other income (expense):
    Interest income                               86               158
    Interest expense                              (1)               --
    Miscellaneous expense, net                   (34)             (193)
                                             -------           -------
Loss before income taxes                      (5,578)             (796)

Provision for income taxes                      (177)               --
                                             -------           -------

Net loss                                      (5,755)             (796)
                                             =======           =======

Net loss per share - basic                   $ (0.18)          $ (0.02)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.18)          $ (0.02)
                                             =======           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                 (in thousands, except per share data)


                                                SIX MONTHS ENDED
                                            10/31/02          10/31/01
                                        --------------   ---------------

Revenues:
    Licenses                                $    811          $  2,590
    Services and maintenance                  22,295            24,973
    Other                                        693             1,274
                                             -------           -------
      Total revenues                          23,799            28,837
                                             -------           -------
Cost of revenues:
    Licenses                                     318               136
    Services and maintenance                  13,631            16,579
    Other                                        379               467
                                             -------           -------
      Total cost of revenues                  14,328            17,182
                                             -------           -------
      Gross profit                             9,471            11,655
                                             -------           -------
Operating expenses:
    Product development                        5,800             5,331
    Sales and marketing                        4,763             4,703
    General and administrative                 4,983             3,685
    Amortization of goodwill and
        other intangible assets                   --               370
    Restructuring costs                        3,816                --
                                             -------           -------
      Total operating expenses                19,362            14,089
                                             -------           -------
Loss from operations                          (9,891)           (2,434)
                                             -------           -------
Other income (expense):
    Interest income                              202               403
    Interest expense                              (1)               --
    Miscellaneous income (expense), net         (311)             (210)
                                             -------           -------
Loss before income taxes                     (10,001)           (2,241)

Provision for income taxes                      (177)               --

Net loss                                     (10,178)           (2,241)
                                             =======           =======

Net loss per share                           $ (0.32)          $ (0.07)
                                             -------           -------
Net loss per share
  - assuming dilution                        $ (0.32)          $ (0.07)
                                             =======           =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                               (in thousands)


                                                    Six Months Ended
                                                 10/31/02        10/31/01
                                               -----------     -----------

Cash flows from operating activities:
Net loss                                         $(10,178)       $ (2,241)

Adjustments to reconcile net loss
to net cash used in operating activities:
    Depreciation and amortization                     887           1,450
    Provision for doubtful accounts                    --              59
    Loss on disposal of property and equipment         --              (1)
    Write-down on property and equipment               --             131
    Other                                             (17)             --
Changes in operating assets and liabilities:
        Accounts receivable                           108             427
        Accrued income and prepaid expenses          (436)            365
        Income taxes receivable                         3             (20)
        Other assets                                  725              55
        Accounts payable                              314            (188)
        Accrued expenses and other
          current liabilities                       1,120          (1,113)
        Accrued payroll, employee benefits
          and deferred revenue                      1,845          (5,039)
        Accrued pension liability                    (315)            (19)
                                                ---------       ---------
Net cash used in
    operating activities                           (5,944)         (6,134)
                                                =========       =========
Cash flows from investing activities:
      Proceeds from sale of short-term
        investments                                    --          12,866
      Additions to property and equipment            (206)           (259)
      Payments for subsidiaries                       (70)             --
      Proceeds from sales of property
        and equipment                                   1               2
                                                ---------       ---------
Net cash flows provided by (used in)
  investing activities                               (275)         12,609
                                                =========       =========
Cash flows from financing activities:
      Issuance of Common Stock                         --             136
      Other                                          (107)             23
                                                ---------       ---------
Net cash flows provided
  by  financing activities                           (107)            159
                                                =========       =========

Translation differences on cash and
 cash equivalents                                     376             (74)
                                                ---------       ---------
Net increase (decrease)in cash and cash
 equivalents                                     $ (5,950)       $  6,560
                                                =========       =========

Cash and cash equivalents at beginning
 of period                                       $ 16,422        $ 12,704
Cash and cash equivalents at end                ---------       ---------
 of period                                       $ 10,472        $ 19,264
                                                ---------       ---------
Supplemental disclosures of cash
 flow information:
Cash paid during the period for:
      Interest                                    $     1           $   4
      Income taxes                                $    --           $ 279

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  INDUSTRI-MATEMATIK INTERNATIONAL CORP.
                             AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1. Interim Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by Industri-Matematik International Corp. and its subsidiaries (collectively, "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at October 31, 2002, and the results of operations for the three and six months and cash flows for the six months ended October 31, 2002, and 2001. The financial statements, which include a condensed consolidated balance sheet as at April 30, 2002, should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002. Results of operations and cash flows for the period ended October 31, 2002, are not necessarily representative of the results that may be expected for the fiscal year ending April 30, 2003, or any other future period.


2.  Comprehensive Loss

Total comprehensive loss was $(5,817,000) and total comprehensive profit was $104,000 for the three months ended October 31, 2002, and 2001, respectively. Total comprehensive loss was $(9,888,000) and $(1,661,000) for the six months ended October 31, 2002, and 2001, respectively. Total comprehensive loss includes net loss and the change to equity arising from currency translation adjustments in consolidation.

3.  Net Loss per Share

Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." For each of the periods presented, net loss per share was based on the weighted average number of shares of Common Stock outstanding during the period. Net loss per share - assuming dilution was based on the weighted average number of shares of Common Stock and potential shares of Common Stock outstanding during the period. Potential shares of Common Stock relates to stock options outstanding for which the dilutive effect is calculated using the treasury stock method. The computations of net loss per share - assuming dilution for the three and six month periods ended October 31, 2002 and 2001, do not assume the exercise of stock options since the effect would be antidilutive as a result of the losses for the periods. There were 2,133,736 and 1,408,940 exercisable options outstanding as of October 31, 2002 and 2001, respectively.

For each of the periods presented, income available to holders of Common Stock (the numerator) used in the computation of net loss per share was the same as the numerator used in the computation of net loss per share - assuming dilution. A reconciliation of the denominators used in the computations of net loss per share and net loss per share - assuming dilution is as follows:


                          Three months ended            Six months ended
                             October 31,                  October 31,
                        -----------------------     -----------------------
                           2002          2001          2002          2001
                        ---------     ---------     ---------     ---------

Weighted average
shares outstanding     31,952,654    32,303,436    31,952,654    32,303,436
Effect of dilutive
stock options                   -             -             -             -
                        ---------     ---------     ---------     ---------
Adjusted weighted
average shares
outstanding assuming
dilution               31,952,654    32,303,436    31,952,654    32,303,436
                       ==========    ==========    ==========    ==========


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

The following is a reconciliation of the net loss and loss per share of Common Stock between the amounts reported by the Company and the adjusted amounts reflecting the new accounting requirements related to goodwill amortization for the periods presented:


                                        Three Months Ended
                                             October 31,
                                      -----------------------
                                         2002         2001
                                      ---------     ---------
                               (in thousands, except per share data)

Net loss as reported                  $  (5,755)    $    (796)
Add back goodwill
amortization, net of tax                     --           185
                                      ---------     ---------
Net loss as adjusted                  $  (5,755)    $    (611)

Net loss per share
as reported                           $   (0.18)    $   (0.02)

Net loss per share
as adjusted                           $   (0.18)    $   (0.02)


                                         Six Months Ended
                                             October 31,
                                      -----------------------
                                         2002         2001
                                      ---------     ---------
                               (in thousands, except per share data)

Net loss as reported                  $ (10,178)    $  (2,241)

Add back goodwill
amortization, net of tax                     --           370
                                      ---------     ---------
Net loss as adjusted                  $ (10,178)    $  (1,871)

Net loss per share
as reported                           $   (0.32)    $   (0.07)

Net loss per share
as adjusted                           $   (0.32)    $   (0.07)


         Investment in Goodwill

The changes in the carrying amount of goodwill for the six months ended October 31, 2002 and 2001, were as follows:


                                         Abalon AB     Others
                                         ========     =======
                                            (in thousands)

Beginning balance May 1, 2002            $  2,158     $   831
Additions                                      --          70
Impairment                                     --          --
Currency effect                                --          60
                                         --------     -------
Ending balance October 31 ,2002          $  2,158     $   961


Beginning balance May 1, 2001            $  2,698     $ 1,041
Additions                                      --          --
Amortization                                 (270)       (100)
Currency effect                                --         (30)
                                         --------     -------
Ending balance October 31, 2001          $  2,428     $   911



5.  Accrued Expenses and Other Current Liabilities



                               October 31, 2002       April 30, 2002
                                --------------         -------------
                                           (in thousands)

Accrued purchases                    $1,607               $1,586
Accrued pension taxes                   941                  588
Short-term portion pension liability    642                  584
Employee withholding taxes              568                  470
Fair value provision for put option   1,951                1,620
Accrued restructuring costs             799                   --
Other                                 1,271                1,288
                                     ------               ------
                                    $ 7,779              $ 6,136


Hedge Transaction. In November, 2000, the Company entered into a hedge transaction with a Bank to offset potential Swedish social security fee liabilities which may result from the exercise of stock options by employees living in Sweden. The hedge transaction involved the issuance by the Bank of a call to the Company settleable in cash, which the Bank elected to cover by purchasing shares of Common Stock. The Company offset a portion of the cost of the call by issuing to the Bank a right to put shares of Company Common Stock to the Company. Gain or loss to the Company on the closing of the transaction will be realized based upon the increase or decrease in the price of the Common Stock. In accordance with FAS 133 "Accounting for Derivative Instruments and Hedging Activities," the value of the put must be marked to market each reporting period and recorded in the Company's financial statements. As a result of the decline in the value of the Company Common Stock, the put is in a loss position and as such the Company has recorded a liability amounting to $2.0 million and $1.6 million, as of October 31, 2002, and April 30, 2002, respectively. Adjustments to fair value reflect movements in the Common Stock price which have resulted in non-operating charges at October 31, 2002 of $0.2 million and at April 30, 2002 of $0.2 million. The provision is reviewed quarterly and adjusted to reflect the underlying Common Stock value and will be reversed in full if the price of the Common Stock reaches $4.536 per share, which is the exercise price of the put. On October 31, 2002 and on April 30, 2002, the exercise price of the call option ($4.536) used to hedge potential Swedish social security fees was above the market price of the Common Stock. Since there was no active market for these types of options, the value of the call option was limited to a calculated option premium, which was offset in the financial statements by the corresponding premium on the put option. The original net premium of $50,000 is being amortized over the 5-year term of the options. The number of shares of Company Common Stock subject to the call at any given time, which depends on the number of options outstanding from time to time, is presently 450,000 and is not expected to exceed that number. As part of that transaction, the Company deposited $2.1 million with the Bank and recorded a non-current asset in that amount. If the instruments were settled as of October 31, 2002, $ 2.0 million liability representing the fair value of the put would be netted against the cash deposit of $2.1 million, yielding net proceeds of approximately $100,000.


6.  Accrued Payroll and Employee Benefits

                            October 31, 2002      April 30, 2002
                            ----------------      --------------
                                        (in thousands)

Accrued payroll taxes                  487                398
Accrued vacation pay                 1,252              1,807
Accrued salaries and bonus           1,266              1,118
Accrued severance costs                943                439
Accrued pension expenses                47                529
Accrued restructuring costs          2,941                 --
Other                                  244                271
                                    ------             ------
                                    $7,180             $4,562
                                    ======             ======


7. Segment Information

The Company operates in one industry segment: the design, development, marketing, licensing, and support of client/server application software. The Company is managed on a geographic basis and the Company's management evaluates the performance of its segments and allocates resources to them based upon income (loss) from operations. Income (loss) from operations for the geographic segments excludes general corporate expenses and product development costs. The majority of software development occurs in Sweden, although the Company maintains some development activities in the United States. Product development costs and general corporate expenses are reported in the Corporate segment. Assets by reportable segment are not disclosed since the Company's management does not review segmented balance sheet information. Segment data includes inter-segment revenues.

The table below presents information about the Company's reportable segments:


                            Three Months Ended         Six Months Ended
                                October 31,                October 31,
                            2002         2001          2002         2001
                          --------     --------      --------     --------
                              (in thousands)              (in thousands)

Revenues:
     United States        $  3,541     $  5,369      $  6,727     $ 10,944
     Nordic                  6,892        7,015        12,014       12,110
     United Kingdom          1,555        1,747         2,795        2,975
     Netherlands             2,433        1,478         4,079        2,861
     Australia                 194          171           353          341
     Intercompany           (1,312)        (525)       (1,982)      (1,018)
     Corporate                  41           94          (187)         624
                          --------     --------      --------     --------
                          $ 13,344     $ 15,349      $ 23,799     $ 28,837
                          ========     ========      ========     ========

Included in the revenues for Nordic, for the quarters ended October 31, 2002, and 2001, were revenues of $996,000 and $525,000, respectively, earned from other companies within the group. Included in the revenues for United Kingdom, for the quarters ended October 31, 2002, and 2001, were revenues of $317,000, and $0, respectively, earned from other companies within the group.

Included in the revenues for Nordic, for the six months ended October 31, 2002, and 2001, were revenues of $1,414,000 and $1,018,000, respectively, earned from other companies within the group. Included in the revenues for United Kingdom, for the six months ended October 31, 2002, and 2001, were revenues of $569,000, and $0, respectively, earned from other companies within the group.


Income (loss) from operations:
     United States        $    275     $    564      $     79    $   1,620
     Nordic                  1,809        1,776         2,554        1,894
     United Kingdom            489          639           491          794
     Netherlands               207           81           329          107
     Other Europe               --           --            --           (1)
     Australia                  81          (37)          108          (35)
     Canada                    (16)          (1)          (16)          (2)
     Intercompany               40         (292)           55         (447)
     Corporate              (8,514)      (3,491)      (13,491)      (6,364)
                           --------    --------      --------     --------
                          $ (5,629)    $   (761)     $ (9,891)    $ (2,434)
                           ========     ========      ========     ========


8. Restructuring

On October 10, 2002, the Company announced a restructuring designed to reduce costs by approximately $2.0 million per quarter. The restructuring has resulted in a charge of $3.8 million, which has been recorded in the second quarter of fiscal year 2003. As of October 31, 2002, $3.7 million of that amount remains as a liability and has not yet been paid. The Company anticipates that approximately $1.7 million and $1.2 million of that amount will be paid in the third and fourth quarters of fiscal year 2003, respectively. The remaining amount of $0.8 million will be paid in fiscal year 2004.

The following table presents the components of the charge included, (in thousands):

                                      Sweden   United States    ROW       Total
                                      ------   -------------   -----     ------
Severance benefits                    $2,896       $254         $381     $3,531
Lease obligations and terminations        --         --           53         53
Other                                    110         30           92        232
                                      ------       ----         ----     ------
Total restructuring charge            $3,006       $284         $526     $3,816
                                      ======       ====         ====     ======


The following table presents the components of the accrual at October 31, 2002, (in thousands), and the restructuring activity through October 31, 2002:


                                                                      Accrual
                                        Utilization                    as of
                            Initial         of         Currency     October 31,
                             charge       accrual       effect         2002
                            -------     ----------     ---------    ---------
Severance benefits          $ 3,531     $     (96)     $     65     $   3,500
Lease obligations
  and terminations               53            --             1            54
Other                           232           (49)            3           186
                            -------     ----------     ---------    ---------
Total                       $ 3,816     $    (145)     $     69     $   3,740
                            =======     ==========     =========    =========


9. New Accounting Pronouncements

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company believes that this new standards will not have any material impact on the Company's financial position or results of operations.

10. Subsequent Event

On November 3, 2002, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with two subsidiaries of Symphony Technology II-A, L.P. ("Symphony"), STG and STG OMS Acquisition Corp. ("Acquisition Sub"), pursuant to which Symphony can acquire the outstanding shares of Common Stock of the Company for an aggregate purchase price of approximately $11 million, or $.35 per share, in cash.

Pursuant to the Merger Agreement, on November 12, 2002, Acquisition Sub commenced a tender offer to purchase all of the outstanding shares of Common Stock at purchase price of $.35 per share, net to the seller, in cash. The tender offer expired on 12:00 midnight, New York City time, on December 10, 2002. Following expiration, Symphony announced that approximately 25,752,120 shares were tendered (including 193,496 shares subject to guaranteed delivery), representing approximately 80.6% of the outstanding shares of Common Stock. Acquisition Sub will acquire the remaining shares of Common Stock in a second step merger in which Acquisition Sub will be merged with and into the Company.

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

                                Three Months Ended          Six Months Ended
                                   October 31,                  October 31,
                                 2002        2001           2002        2001
                                 ----        ----           ----        ----
Revenues:
  Licenses                        4.0%       12.7%           3.4%        9.0%
  Services and maintenance       93.4        83.3           93.7        86.6
  Other                           2.6         4.0            2.9         4.4
                              -------     -------        -------     -------
     Total revenues             100.0       100.0          100.0       100.0

Cost of revenues:
  Licenses                        1.2         0.8            1.3         0.5
  Services and maintenance       52.3        54.0           57.3        57.5
  Other                           1.1         2.0            1.6         1.6
                              -------      ------        -------     -------
     Total cost of revenue       54.6        56.8           60.2        59.6
                              -------      ------        -------     -------
     Gross profit                45.4        43.2           39.8        40.4
                              -------      ------        -------     -------
Operating expenses:
 Product development             24.7        18.5           24.4        18.5
 Sales and marketing             18.0        16.6           20.0        16.3
 General and administrative      16.3        11.9           20.9        12.8
 Amortization of goodwill and
   other intangible assets         --         1.2             --         1.3
 Restructuring costs             28.6          --           16.0          --
                              -------     -------        -------     -------
     Total operating
     expenses                    87.6        48.2           81.3        48.9
                              -------     -------        -------     -------
Loss from operations            (42.2)       (5.0)         (41.5)       (8.5)
                              -------     -------        -------     -------
Other income (expense):
  Interest income                 0.6         1.0            0.8         1.4
  Interest expense               (0.0)       (0.0)          (0.0)       (0.0)
  Miscellaneous
   income (expense)              (0.2)       (1.2)          (1.3)       (0.7)
                              -------     -------        -------     -------
Loss before income taxes        (41.8)       (5.2)         (42.0)       (7.8)
Benefit for income taxes         (1.3)         --           (0.8)         --
                              -------     -------        -------     -------
Net loss                        (43.1)%      (5.2)%        (42.8)%      (7.8)%
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

Total revenues decreased 13.1% to $13.3 million in the quarter ended October 31, 2002, from $15.3 million in the quarter ended October 31, 2001. In the first six months of fiscal 2003, total revenues decreased 17.5% to $23.8 million from $28.8 million in the first six months of fiscal 2002. The Company's decline in revenues is largely due to weak general economic conditions and reduced IT spending that have reduced the number of licenses sold and, therefore, reduced the Company's revenues derived from services related to new license sales.

    SOFTWARE LICENSE REVENUES. Revenues from software licenses decreased 72.6% to $0.5 million in the quarter ended October 31, 2002, from $1.9 million in the quarter ended October 31, 2001. In the first six months of fiscal 2003, revenues from software licenses decreased 68.7% to $0.8 million from $2.6 million in the first six months of fiscal 2002.

    SERVICES AND MAINTENANCE REVENUES. Revenues from services and maintenance decreased 2.5% to $12.5 million in the quarter ended October 31, 2002, from $12.8 million in the quarter ended October 31, 2001. In the first six months of fiscal 2003, revenues from services and maintenance decreased 10.7% to $22.3 million from $25.0 million in the first six months of fiscal 2002. Maintenance revenues for the three-month and six-month periods have remained relatively flat. The decrease in services revenues is primarily due to a decrease in services revenue associated with implementation of the Company's software as a result of the reduced level of license sales. As a result of reduced software license revenues, services and maintenance revenues as a percentage of total revenues increased to 93.4% in the three months ended October 31, 2002, from 83.3% in the three months ended October 31, 2001, and increased to 93.7% in the first six months of fiscal 2003 from 86.6% in the first six months of fiscal 2002.

    OTHER REVENUES. Other revenues decreased 44.8% to $340,000 in the quarter ended October 31, 2002, from $616,000 in the quarter ended October 31, 2001. In the first six months of fiscal 2003, other revenues decreased 45.6% to $693,000, from $1.3 million in the first six months of fiscal 2002. The decrease in other revenues was primarily due to a change in the reporting of $309,000 in sublease rental income. Beginning in fiscal year 2003, the Company has classified sublease rental income previously included on other revenues as a reduction to rent expense. Prior year amounts of $1.0 million have not been reclassified as the amounts were not considered to have a material effect on the Company's total revenues.

COST OF REVENUES

    COST OF SOFTWARE LICENSE REVENUES. Cost of software license revenues consists primarily of license fees paid with respect to embedded third-party software included with the licenses of the Company's software products and, occasionally, the cost of third-party complementary software that is licensed together with the Company's software without being embedded. In addition, cost of software license revenues may include royalty fees paid to partners that are directly related to license sales. Cost of software license revenues was $160,000 and $120,000 in the quarters ended October 31, 2002 and 2001, representing 29.6% and 6.2% of software license revenues, respectively. Cost of software license revenues was $318,000 and $136,000 in the first six months of fiscal 2003 and 2002, representing 39.2% and 5.2% of software license revenues, respectively.

The increase in both absolute dollars and also in percentage is primarily due to two factors: During the quarter ended October 31, 2002, the Company sold licenses that required payment to a third-party provider. In addition, beginning in fiscal 2003, the Company is amortizing the cost for embedded software ratably over the year and not as a percentage of license revenue as it has done in the past.

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

Cost of services and maintenance revenues was $7.0 million and $8.3 million in the quarters ended October 31, 2002, and 2001, representing 56.0% and 64.9% of services and maintenance revenues, respectively. Cost of services and maintenance revenues was $13.6 million and $16.6 million in the first six months of fiscal 2003 and 2002, representing 61.1% and 66.4% of services and maintenance revenues, respectively. Cost of services and maintenance revenues declined during fiscal 2003 as compared to the prior year primarily as a result a reduction in personnel and third party consultants. During the quarter ended October 31, 2002, the Company experienced a more efficient utilization of its services personnel as compared to prior periods.

    COST OF OTHER REVENUES. Cost of other revenues consists primarily of the personnel costs and related expenses, including depreciation of third party hardware related to the outsourcing revenues. Cost of other revenues was $146,000 and $303,000 in the quarters ended October 31, 2002, and 2001, representing 42.9% and 49.2% of other revenues, respectively. Cost of other revenues was $379,000 and $467,000 in the first six months of fiscal 2003 and 2002, representing 54.7% and 36.7% of other revenues, respectively.

    PRODUCT DEVELOPMENT. Product development expenses, which are expensed as incurred, were $3.3 million and $2.8 million in the quarters ended October 31, 2002, and 2001, representing 24.7% and 18.5% of total revenues, respectively. These same expenses were $5.8 million and $5.3 million in the first six months of fiscal 2003 and 2002, representing 24.4% and 18.5% of total revenues, respectively. Product development expenses in the three-month and six-month periods ended October 31, 2002 were higher than the prior year primarily due to the costs associated with the use of a third party for development work. Product development expenses as a percentage of total revenues for the three-month and six-month periods ending October 31, 2002 increased due to the higher expenses in fiscal year 2003 coupled with lower revenues.

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, and related costs for sales and marketing personnel, as well as the cost of office facilities, travel, promotional events, and public relations programs. Sales and marketing expenses were $2.4 million and $2.5 million in the quarters ended October 31, 2002, and 2001, representing 18.0% and 16.6% of total revenues, respectively. These same expenses were $4.8 million and $4.7 million in the first six months of fiscal 2003 and 2002, representing 20.0% and 16.3% of total revenues, respectively. Sales and marketing expenses as a percentage of total revenues increased primarily because of the decrease in total revenues.

    GENERAL AND ADMINISTRATIVE. Ongoing general and administrative expenses consist primarily of salaries and costs of the Company's finance, human resources, information systems, administrative, and executive staff and the fees and expenses associated with legal, accounting, and other services. General and administrative expenses were $2.2 million and $1.8 million in the quarters ended October 31, 2002, and 2001, representing 16.3% and 11.9% of total revenues, respectively. General and Administrative expenses were $5.0 million and $3.7 million in the first six months of fiscal 2003 and 2002, representing 20.9% and 12.8% of total revenues, respectively. The increase in general and administrative expenses was primarily due to a one-time charge for the cost associated with the change of Chief Executive Officer in July 2002 of $0.3 million as compared to the same quarter last year and a charge of $1.3 million as compared to the same period in the six months ended October 31, 2002. These amounts will be paid out over the next two years in accordance with the contract. There were no expenses recorded in the quarter ended October 31, 2002 related to the merger transaction discussed below under "-- Recent Events -- Merger with Symphony." These costs are expected to be approximately $0.5 million and are anticipated to be charged to income in the next quarter.

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

      RESTRUCTURING COSTS. During the quarter ended October 31, 2002, the Company incurred a $3.8 million restructuring charge designed to substantially reduce costs by approximately $2.0 million per quarter. As of October 31, 2002, $3.7 million of the charged amount remains as
a liability and has not yet been paid.   The Company anticipates that
approximately $1.7 million and $1.2 million of that amount will be paid in the third and fourth quarters of fiscal year 2003, respectively. The remaining amount of $0.8 million will be paid in fiscal year 2004.

     OTHER INCOME (EXPENSE). Other income (expense) is comprised of interest income, interest expenses, and miscellaneous income and expenses. Interest income was $86,000 and $158,000 in the quarters ended October 31, 2002, and 2001, representing 0.6% and 1.0% of total revenues, respectively. Interest income was $202,000 and $403,000 in the first six months of fiscal 2003 and 2002, representing 0.8% and 1.4% of total revenues, respectively. The decrease in interest income was primarily due to lower cash balances and a lower interest rate. Miscellaneous expenses were $34,000 and $193,000 in the quarters ended October 31, 2002, and 2001, representing 0.2% and 1.2% of total revenues, respectively. These same expenses were $311,000 and $210,000 in the first six months of fiscal 2003 and 2002, representing 1.3% and 0.7% of total revenues, respectively.

The decrease in miscellaneous expenses in absolute dollar amounts is due to the change in the intrinsic value for the put option discussed in Note 5 to the unaudited condensed consolidated financial statements contained in this report.

     PROVISION FOR INCOME TAXES. A provision for income taxes was made during the three months ended October 31, 2002. The provision is related to the Canadian operations for previous periods.


LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2002, the Company had $2.1 million of working capital, including $10.5 million in cash and cash equivalents, as compared to $11.5 million of working capital as of April 30, 2002, including $16.4 million in cash and cash equivalents. Accounts receivable, net of allowance for doubtful accounts, increased to $8.3 million at October 31, 2002, from $8.0 million at April 30, 2002, and the average days' sales outstanding, including accrued income, was 72 days for the quarter ended October 31, 2002, compared to 68 days in the same quarter last year. The allowance for doubtful accounts decreased to $1.0 million at October 31, 2002, from $1.1 million at April 30, 2002. The decrease in accounts receivable in total dollars is attributable to the decrease in total revenues. The Company believes that existing cash and cash equivalent balances and cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

To date, the Company has funded operations primarily through private sales of equity securities and an initial public offering of common stock in September 1996. At October 31, 2002, the Company had cash and cash equivalents of $10.5 million. The net cash and cash equivalent usage during the quarter ending October 31, 2002 was $4.5 million. In October 2002, the Company implemented an organizational restructuring, staff reduction programs, and other measures to reduce cash usage and gain operational efficiencies. The Company anticipates that it will begin to realize the benefits of this program in the second half of fiscal 2003. The Company anticipates that approximately $1.7 million and $1.2 million of that amount will be paid in the third and fourth quarters of fiscal year 2003, respectively. The remaining amount of $0.8 million will be paid in fiscal year 2004. In addition, the Company will continue to look for opportunities to make its operations more efficient. Based on the Company's operating budget and cash flow projections for fiscal 2003 the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond October 31, 2003. In the event that the Company should fail to meet its budget and cash flow targets, the Company believes that it has the ability to quickly scale back operations in order to conserve sufficient cash and cash equivalents to fund its operations beyond October 31, 2003. No assurance can be given that the Company will achieve its budget and cash flow targets and, whether or not such targets are met, that the Company will have sufficient cash and cash equivalents to fund its operations beyond October 31, 2003.

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

RECENT EVENTS

     Merger with Symphony Technology Group

On November 3, 2002, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with two subsidiaries of Symphony Technology II-A, L.P. ("Symphony"), STG and STG OMS Acquisition Corp. ("Acquisition Sub"), pursuant to which Symphony can acquire the outstanding shares of Common Stock of the Company for an aggregate purchase price of approximately $11 million, or $.35 per share, in cash.

Pursuant to the Merger Agreement, on November 12, 2002, Acquisition Sub commenced a tender offer to purchase all of the outstanding shares of Common Stock at purchase price of $.35 per share, net to the seller, in cash. The tender offer expired on 12:00 midnight, New York City time, on December 10, 2002. Following expiration, Symphony announced that approximately 25,752,120 shares were tendered (including 193,946 shares subject to guaranteed delivery), representing approximately 80.6% of the outstanding shares of Common Stock. Acquisition Sub will acquire the remaining shares of Common Stock in a second step merger in which Acquisition Sub will be merged with and into the Company.

    OTC Bulletin Board

On November 19, 2002, the Company received notice that Nasdaq had determined to delist the Common Stock from The Nasdaq National Market for failure to comply with Marketplace Rule 4450(a)(5), which requires a minimum bid price per share of $1. From November 22, 2002, through the close of business on December 13, 2002, the Common Stock was listed on The Nasdaq SmallCap Market. As of the open of business on December 16, 2002, the Common Stock is eligible for trading on the OTC Bulletin Board under the symbol IMIC.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Except for the transaction referred to above under the heading "Hedge Transaction" in Note 5 to the Notes to Condensed Consolidated Financial Statements included herein, the Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading or other purposes. As of October 31, 2002, the Company had no long-term investments.

As of October 31, 2002, the Company's cash and cash equivalents were $10.5 million, most of which were invested in money market funds. Due to the conservative nature of the Company's investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on December 13, 2002, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.


PART II.  OTHER INFORMATION

ITEM 5.  Submission of Matters to a Vote of Security Holders.

At the 2002 Annual Meeting of the Shareholders of the Company held on October 9, 2002, David L. Anderson, Jeffrey A. Harris, William H. Janeway, Lin Johnstone, Terje Laugerud, Martin Leimdorfer, and Geoffrey W. Squire were re-elected as directors of the Company, and the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending April 30, 2003, was ratified. The tabulation of the votes is as follows:

                                  Votes For         Votes Withheld
                                 -----------       ----------------
David L. Anderson                 29,831,792             82,070

Jeffrey A. Harris                 29,791,939            121,920

William H. Janeway                29,828,739             85,120

Lin Johnstone                     29,602,612            311,247

Terje Laugerud                    29,825,789             88,070

Martin Leimdorfer                 29,791,939            121,920

Geoffrey W. Squire                29,828,739             85,120

                               Votes For       Against       Abstain
                              -----------     ---------     ---------
Ratification of Selection
of Accountants                 29,889,519       8,240        16,100


ITEM 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits

          99.1.   Certification of Chief Executive Officer Pursuant to
                  18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2.   Certification of Chief Financial Officer Pursuant to
                  18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b.  Reports on Form 8-K

          None.

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


DATE: December 16, 2002


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  December 16, 2002                  /s/ Lin Johnstone
                                           -----------------------
                                           Lin Johnstone
                                           President and Chief
                                           Executive Officer



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  December 16, 2002                  /s/ Susan Salvesen
                                           -----------------------
                                           Susan Salvesen
                                           Treasurer and Chief
                                           Financial Officer

                                EXHIBIT INDEX

Exhibit No.      Description
----------       -----------
   99.1.         Certification of Chief Executive Officer Pursuant to
                 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2.         Certification of Chief Financial Officer Pursuant to
                 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.